Form 10-Q
period 2006-09-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2006-12-21
CIK 1269871

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 001-33142

PHYSICIANS FORMULA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	23-0340099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1055 West 8th Street, Azusa, California	91702
(Address of principal executive offices)	(Zip Code)

626-334-3395

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of December 20, 2006, was 13,843,056.

PHYSICIANS FORMULA HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)
(dollars in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$24	$20
Accounts receivable, net of allowance for bad debts of $254 and $254	13,815	20,404
Inventories	17,264	17,377
Prepaid expenses and other current assets	1,985	1,618
Income taxes receivable	990	—
Deferred income taxes - net	3,467	3,902
Total current assets	37,545	43,321
PROPERTY AND EQUIPMENT - Net	2,213	2,261
OTHER ASSETS-Net	1,793	1,675
INTANGIBLE ASSETS-Net	56,754	58,076
GOODWILL	17,463	17,463
TOTAL	$115,768	$122,796
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdraft	$—	$177
Accounts payable	5,701	7,232
Accrued expenses	3,273	2,690
Trade allowances	3,030	4,027
Sales returns reserve	5,199	6,989
Income taxes payable	—	2,339
Line of credit borrowings	5,162	8,769
Current portion of long-term debt	5,221	4,177
Total current liabilities	27,586	36,400
DEFERRED COMPENSATION	668	597
DEFERRED INCOME TAXES-Net	23,304	22,977
LONG-TERM DEBT	55,059	58,036
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Series A preferred stock, $.01 par value—40,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $.01 par value—13,000,000 shares authorized, 10,421,916 and 10,051,750 shares issued and outstanding	104	100
Additional paid-in capital	996	905
Retained earnings	8,051	3,781
Total stockholders’ equity	9,151	4,786
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,768	$122,796

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$18,093	$13,976	$68,865	$57,082
Cost of sales	8,449	5,481	29,826	22,474
Gross profit	9,644	8,495	39,039	34,608

Selling, general and administrative expenses	7,540	6,988	26,820	23,811

Income from operations	2,104	1,507	12,219	10,797
Interest expense	1,945	566	5,457	1,623
Other (income) expense	(32)	9	(35)	(109)

Income before income taxes	191	932	6,797	9,283
Income tax (benefit) provision	(32)	343	2,527	3,595

Net income	223	589	4,270	5,688

Allocation of income to preferred stockholders	—	819	—	2,458

Net income(loss) available for common stockholders	$223	$(230)	$4,270	$3,230

Net income(loss) per common share:
Basic	$0.02	$(0.02)	$0.41	$0.32
Diluted	$0.02	$(0.02)	$0.37	$0.28

Weighted-average common shares outstanding:
Basic	10,421,916	10,051,750	10,399,331	10,042,485
Diluted	11,614,506	10,051,750	11,603,042	11,530,184

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,270	$5,688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,898	1,937
Deferred income taxes	762	133
Provision for bad debts	58	37
Amortization of debt issuance costs	150	38
Accrued payment-in-kind interest	155	—
Changes in operating assets and liabilities:
Accounts receivable	6,531	4,270
Inventories	113	(1,524)
Prepaid expenses and other current assets	(367)	89
Other assets	(25)	(45)
Accounts payable	(1,531)	(3,097)
Accrued expenses, trade allowances and sales returns reserve	(2,158)	(1,276)
Income taxes payable/receivable	(3,271)	131
Net cash provided by operating activities	6,585	6,381
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(528)	(394)
CASH FLOWS FROM FINANCING ACTIVITIES:
Paydowns of term loans	(2,088)	(2,002)
Net paydowns under line of credit	(3,607)	—
Debt issuance costs	(172)	—
Bank overdraft	(177)	—
Exercise of stock options	37	3
Cash payment of common stock dividend	(46)	—
Net cash used in financing activities	(6,053)	(1,999)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4	3,988
CASH AND CASH EQUIVALENTS—Beginning of period	20	417
CASH AND CASH EQUIVALENTS—End of period	$24	$4,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$3,715	$1,585
Income taxes	$5,037	$3,332

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physicians Formula Holdings, Inc. (the ‘‘Company’’ or ‘‘Holdings’’), a Delaware corporation, and its wholly owned subsidiary, Physicians Formula, Inc. (‘‘Physicians’’), a New York corporation, and its wholly owned subsidiary, Physicians Formula Cosmetics, Inc.

The Company develops, markets, manufactures and distributes innovative, premium-priced products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eye liners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons.

The accompanying condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of income for the three and nine months ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 are unaudited. These unaudited condensed interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2006, its results of operations for the three and nine months ended September 30, 2006 and 2005, and its cash flows for the nine months ended September 30, 2006 and 2005. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2006. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated balance sheet as of that date.

These condensed interim consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2005 included in our Prospectus dated November 8, 2006 and filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on November 9, 2006.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2. NET INCOME PER SHARE

Basic net income per share is computed as net income (loss) attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options, calculated using the treasury stock method. The following table summarizes the incremental shares from potentially dilutive securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Weighted-average number of common shares-basic	10,421,916	10,051,750	10,399,331	10,042,485
Effect of dilutive employee stock options	1,192,590	—	1,203,711	1,487,699
Weighted-average number of common shares-diluted	11,614,506	10,051,750	11,603,042	11,530,184

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. FIN 48 is effective as of January 1, 2007. The Company is currently evaluating the impact of FIN 48 on the consolidated financial statements.

During September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for the first fiscal year ending after November 15, 2006. The Company does not expect the adoption of SAB No. 108 to materially impact the consolidated financial statements.

During September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 is effective for the Company at the beginning of fiscal 2008 and will be applied on a prospective basis. The Company is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

4. INVENTORIES

Inventories consist of the following (dollars in thousands):

	September 30, 2006	December 31, 2005

Raw materials and components	$9,935	$10,129
Finished goods	7,329	7,248
	$17,264	$17,377

5. INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2006 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total
Trade names	$29,500	$—	$29,500
Patents	8,699	1,691	7,008
Distributor relationships	23,701	3,455	20,246
Total	$61,900	$5,146	$56,754

Intangible assets consist of the following as of December 31, 2005 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total
Trade names	$29,500	$—	$29,500
Patents	8,699	1,256	7,443
Distributor relationships	23,701	2,568	21,133
Total	$61,900	$3,824	$58,076

Amortization expense was $441,000 for both of the three month periods ended September 30, 2006 and 2005 and $1,322,000 for both of the nine month periods ended September 30, 2006 and 2005.  Amortization of intangible assets for the remainder of 2006 will be approximately $443,000 and for the next five years will be approximately $1,765,000.

6. TRANSACTIONS WITH RELATED PARTIES

The Company had a subcontracting and management services agreement with entities controlled by one of its minority stockholders. Sales to related parties under the subcontracting agreement totaled $916,000 and $5,000 for the nine month periods ended

September 30, 2005 and 2006, respectively. The subcontracting agreement expired in November 2006 and there was not a significant level of sales in connection with the agreement through the remainder of the term. Expenses under the management service agreement, which expired in 2005, totaled $83,000 for the nine month period ended September 30, 2005. Amounts due from related parties at December 31, 2005 were $20,000. There were no outstanding amounts due to related parties as of December 31, 2005. The 2005 receivable is included in accounts receivable in the accompanying condensed consolidated balance sheets. There were no amounts due to or from related parties at September 30, 2006.

The Company entered into a settlement agreement with Pierre Fabre Dermo-Cosmetique, S.A. (“PFDC”) with respect to certain indemnification claims the Company asserted against PFDC under the terms of the purchase agreement for the acquisition of Physicians by the Company in November 2003 (the “Acquisition”). Pursuant to the settlement agreement, the Company received $100,000 in July 2006 and agreed to set off certain claims against the indemnification deductible threshold, as established in the purchase agreement for the Acquisition.

7. SHARE-BASED COMPENSATION AND STOCK OPTION PLAN

In November 2003, the Board of Directors adopted the 2003 Stock Option Plan (the ‘‘2003 Plan’’) and reserved a total of 2,500,000 shares for grants under the 2003 Plan. The 2003 Plan provides for the issuance of stock options for common stock to executives and other key employees. As of September 30, 2006, the options generally have a 10-year life and generally vest over a four-year period from the date of grant (‘‘Time-Vesting Options’’) or vest upon achieving certain performance criteria or upon a change of control (‘‘Performance-Vesting Options’’). Options are granted with exercise prices not less than the fair value at the date of grant, as determined by the Board of Directors.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (‘‘SFAS No. 123R’’) using the prospective method. Under the prospective method, those nonpublic companies that used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes under this statement will apply SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company continues to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards which were the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. Under SFAS No. 123R, share-based payments (‘‘SBP’’) awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. The adoption of SFAS No. 123R did not have an impact on the Company’s consolidated financial statements as no options have been granted or modified since January 1, 2006 through September 30, 2006. Through December 31, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25, and related interpretations. Under the intrinsic value method prescribed in APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the common stock and the exercise price of the option. For the periods prior to December 31, 2005, the Company did not record any compensation expense related to the option plan, since the exercise price of the options equaled their fair value at the date of grant. If the Company had recognized compensation expense using the provisions of SFAS No. 123R, the pro forma effects on the consolidated net income for the nine months ended September 30, 2005, would have been immaterial.

The stock option plan activity is summarized below:

	Time-Vesting Options		Performance-Vesting Options
		Weighted-Average Exercise Price		Weighted-Average Exercise Price
Options outstanding - January 1, 2006	863,666	$0.11	713,334	$0.10
Options forfeited	(3,000)	0.25	—
Options exercised	(370,166)	0.10	—
Options outstanding - September 30, 2006	490,500	0.11	713,334	0.10

The Performance-Vesting Options have not vested as the criteria for vesting has not been reached as of September 30, 2006 (See Note 10).

The vesting activity for the Time-Vesting Options is summarized below:

	Time-Vesting Options
			Weighted Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life
Options outstanding - January 1, 2006	394,584	$39,000
Vesting during period	49,250	6,000
Options exercised	(370,166)	(37,000)
Options outstanding - September 30, 2006	73,668	9,000	$0.12	7.4 years

As of September 30, 2006, the options outstanding have exercise prices of $0.10 and $0.25 and the weighted-average remaining contractual life of the options outstanding was 7.2 years.

8. COMMITMENTS AND CONTINGENCIES

Litigation—The Company has been named in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s consolidated financial statements.

Environmental—The shallow soils and groundwater below our City of Industry facility were contaminated by the former operator of the property. The former operator performed onsite cleanup and we anticipate that we will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, the Company believes the cost, which the Company is not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to the Company in the past, and that the Company believes remain financially able to do so.

The facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. The Company, along with many others, was named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). The Company entered into a settlement with another PRP at the site, pursuant to which, in return for a payment the Company has already made and that was fully indemnified and paid by a second company, the other PRP indemnified the Company against most claims for PVOU contamination. The

Company expects to enter into a consent decree with EPA and the other PRP that will resolve its liability for the cleanup of regional groundwater contamination without any payment by us to EPA. Depending on the scope and duration of the cleanup, the Company may be required to make further payments to the other PRP for regional groundwater remediation costs. The Company estimates the amount of any such additional payments would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. The Company expects any such additional payments by the Company to be covered by indemnities given to the Company by other companies. Those companies may contest their indemnity obligation for these payments. The Company believes the companies are financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims.

The Company is also one of approximately 25 parties considered potentially liable by a regional water authority for alleged contamination of two of that water authority’s wells. The Company is fully indemnified for this liability under a past settlement with a private company. The indemnity is not materially limited and the Company does not believe it would be contested. The Company believes it is financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims for alleged contamination of the area’s potable water supply.

The Company’s liability for these contamination matters and related claims is substantially covered by third-party indemnities and resolved by prior settlements, and borne by prior operators of the facility, their successors and their insurers. The Company is attempting to recoup approximately $0.6 million in defense costs from one of these indemnitors. These costs have been expensed as paid by the Company and are not recorded in its condensed consolidated balance sheets.

Bonus Agreement—On December 16, 2005, the Company committed to pay its Chief Financial Officer a $500,000 bonus upon a sale of the Company so long as the aggregate cash proceeds received by the majority owner is equal to or greater than three times the amount of the majority owner’s original investment in the Company. No amounts have been accrued under this arrangement as of September 30, 2006.

9. GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States. Net sales to external customers by geographic region are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2006	2005	2006	2005
United States	$16,521	$12,909	$63,787	$52,804
Canada	1,451	817	4,776	3,290
Other	121	250	302	988
	$18,093	$13,976	$68,865	$57,082

10. SUBSEQUENT EVENTS

Initial Public Offering and New Senior Credit Agreement

On November 14, 2006, the Company completed an initial public offering of shares of the Company’s common stock. In the initial public offering, the Company sold 3,125,000 shares of common stock and the selling stockholders sold 5,500,000 shares of common stock, which includes 1,125,000 shares of common stock sold by the selling stockholders pursuant to the underwriters’ over-allotment option. The underwriters exercised this over-allotment on November 10, 2006 and the initial public offering closed on November 14, 2006. In connection with the initial public offering the Company amended the then-existing certificate of incorporation and by-laws to increase the number of authorized shares of common stock to 50,000,000 shares, par value $0.01 per share, and the number of authorized shares of preferred stock to 10,000,000 shares, par value $.01 per share.

The Company received approximately $49.4 million in net proceeds from the initial public offering, after deducting underwriting discounts and commissions of approximately $3.7 million, and $15.0 million under the new term loan and borrowed approximately $4.4 million under the new revolving credit facility, the proceeds from which were used to repay all its borrowings and accrued interest under the existing senior credit agreement of $47.6 million, to repay its senior subordinated notes, to pay all accrued and unpaid cash and payment-in-kind interest on those notes of $20.9 million and to pay certain expenses of the offering. The Company estimates that the total expenses of the offering were $2.8 million, of which $1.5 million was paid prior to the closing date of the offering. In addition, the Company paid debt issuance costs associated with the new senior credit agreement of $0.2 million and paid IPO completion bonuses of $0.3 million.

On November 14, 2006, Physicians Formula, Inc. entered into a new senior credit agreement with a bank that will terminate in 2011 and consists of a $15.0 million term loan facility and a revolving credit facility providing for borrowings of up to $20.0 million. The availability under the revolving credit facility is reduced by outstanding letters of credit. Borrowings under the new senior credit agreement are guaranteed by the Company and the domestic subsidiary of Physicians Formula, Inc., and borrowings under the new senior credit agreement are secured by liens on substantially all of the assets of Physicians Formula, Inc., including the assets of its subsidiary. Amounts outstanding under the term loan facility are due in quarterly payments, starting December 31, 2006, of $375,000, and increasing to $562,500 on December 31, 2007, $750,000 on December 31, 2008, $937,500 on December 31, 2009 and $1,125,000 on December 31, 2010.

Amounts outstanding under the term loan facility and revolving credit facility bear interest at a LIBOR Adjusted Rate (as defined in the new senior credit agreement) plus 2.0% or at a Base Rate (as defined in the new senior credit agreement) plus 0.5%. The revolving credit facility is also subject to a commitment fee of one-quarter of 1.0% on any unused commitments.

The new senior credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum fixed charge coverage ratio; a minimum net worth requirement; and a limitation on capital expenditures (which may be no more than $3,000,000 per fiscal year).

The new senior credit agreement contains certain additional negative covenants, including limitations on our ability to: incur other indebtedness and liens; fundamentally change our business through a merger, consolidation, amalgamation or liquidation; sell assets; pay cash dividends or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with our affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; and change our line of business.

The new senior credit agreement requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of satisfactory replacement assets.

On December 18, 2006, the Company terminated the existing interest rate collar agreement at a cost of $7,500.

2006 Equity Incentive Plan

In connection with the Company’s initial public offering, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan. The equity incentive plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. A total of 900,000 shares of common stock are available for issuance under the equity incentive plan. This amount will automatically increase on the first day of each fiscal year beginning in 2007 and ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii)

such lesser number of shares as determined by the compensation committee of the Board of Directors. No grants have been made under the equity incentive plan as of the date of this filing.

Amendment of Performance-Vesting Options

In connection with the Company’s initial public offering, the Company amended the Performance-Vesting Options to accelerate the vesting of 550,781 of such options on November 14, 2006, the closing date of the initial public offering.  The remaining Performance-Vesting Options that did not vest on November 14, 2006 became time-vesting options that vest and become exercisable in 24 equal installments over a period of two years from November 14, 2006.

Item 2.                          Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Prospectus dated November 8, 2006 and filed pursuant to Rule 424(b) under the Securities Act with the Securities and Exchange Commission on November 9, 2006.

Overview of the Business

We are one of the fastest growing cosmetics companies of the ten largest in the U.S. mass market channel by retail sales. We specialize in developing, marketing and distributing innovative, premium-priced products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, unlike competitors whose products focus primarily on changing fashion trends. Our products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eye liners, brow makeup and mascaras.

We sell our products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 23,200 of the 45,000 stores in which we estimate our masstige (as defined below) competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 30% of our net sales for the last three years.

Overview of U.S. Market Share Data

We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oreal, Max Factor, Neutrogena, Revlon and Vital Radiance. The following table sets forth the market position and approximate share, based on retail sales, of our products in total and for selected categories within the masstige market, as we define it, based on ACNielsen(1) data for the 52 weeks ended November 4, 2006:

	52 Weeks Ended November 4, 2006
	Masstige ($ Share)	% Change vs. Prior Year ($ Share)
Total Company	6.9%	26.0%

Face	12.7%	30.0%
Eye	5.2%	16.0%

(1)                                  ACNielsen is an independent research entity. ACNielsen data does not include Wal-Mart, which is our largest customer.

Seasonality

Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. Our net sales for the three months ended December 31, 2005 were higher than our net sales for the three months ended September 30, 2005, as a result of this seasonality. Our quarterly results of operations may fluctuate as a result of a variety of reasons including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

Results of Operations

The following table sets forth condensed consolidated statements of income for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2006		September 30, 2005		September 30, 2006		September 30, 2005
Net sales	$18,093	100.0%	$13,976	100.0%	$68,865	100.0%	$57,082	100.0%
Cost of sales	8,449	46.7%	5,481	39.2%	29,826	43.3%	22,474	39.4%
Gross profit	9,644	53.3%	8,495	60.8%	39,039	56.7%	34,608	60.6%

Selling, general and administrative expenses	7,540	41.7%	6,988	50.0%	26,820	38.9%	23,811	41.7%

Income from operations	2,104	11.6%	1,507	10.8%	12,219	17.7%	10,797	18.9%

Interest expense	1,945	10.8%	566	4.0%	5,457	7.9%	1,623	2.8%
Other (income) expense	(32)	(0.2)%	9	0.1%	(35)	(0.1)%	(109)	(0.2)%
Income before income taxes	191	1.1%	932	6.7%	6,797	9.9%	9,283	16.3%
Income tax (benefit) provision	(32)	(0.2)%	343	2.5%	2,527	3.7%	3,595	6.3%
Net income	223	1.2%	589	4.2%	4,270	6.2%	5,688	10.0%

Allocation of income to preferred stockholders	—	—	819	5.9%	—	—	2,458	4.3%
Net income (loss) available for common stockholders	$223	1.2%	$(230)	(1.6)%	$4,270	6.2%	$3,230	5.7%

The following is a discussion of our results of operations for the three months ended September 30, 2006 and September 30, 2005 and nine months ended September 30, 2006 and September 30, 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales. Net Sales increased $4.1 million, or 29.5%, to $18.1 million for the three months ended September 30, 2006, from $14.0 million for the three months ended September 30, 2005. The increase was primarily attributable to growth in sales of our face and eye makeup products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Total unit volume increased by 1.0 million units, or 23.6%, to 5.1 million units for the three months ended September 30, 2006, from 4.1 million units for the same period a year ago. Excluding subcontracted unit volume sold under a manufacturing agreement and license with our former parent company Pierre Fabre, which expired on November 2, 2006, our total unit volume increased by 1.4 million units, or 36.5%, to 5.1 million units for the three months ended September 30, 2006, from 3.7 million units for the three months ended September 30, 2005. New products represented 33% of our net sales for the three months ended September 30, 2006, lower than the same period a year ago when new products contributed 37% of net sales. Partially offsetting our net sales growth for the three months ended September 30, 2006 was an increase in our returns provision due to higher returns resulting from our retailer customers’ wall display changes, an increase in promotional returns and a retailer customer consolidation. Our increase in net sales was also partially offset by an increase in coupon expense as well as trade allowances that were attributable primarily to incremental spending for in-store retailer customer advertising and promotion expenses. During the three months ended September 30, 2006, our results included net sales of $1.6 million from our international customers, compared to $1.1 million for the three months ended September 30, 2005. International sales included subcontracted net sales under the manufacturing and license with Pierre Fabre in the three months ended September 30, 2005. There were no subcontracted net sales for the three months ended September 30, 2006, compared to $0.1 million for the three months ended September 30, 2005.

Cost of Sales. Cost of sales increased $3.0 million, or 54.1%, to $8.4 million for the three months ended September 30, 2006 from $5.5 million for the three months ended September 30, 2005. Cost of sales as a percent of net sales was 46.7% of net sales for the three months ended September 30, 2006, compared to 39.2% for the three months ended September 30, 2005. The increase in cost of sales as a percentage of net sales was attributable to higher inbound freight costs of $0.6 million resulting from higher fuel surcharges and air freight from our freight carriers, an increase of $0.5 million from the write-down of slow selling and discontinued product inventory, and an increase in product costs of $0.3 million primarily due to the outsourcing of production for a new product that will be manufactured at a lower cost in-house by the end of 2006 and higher labor costs resulting from overtime associated with meeting sales demand.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.5 million, or 7.9%, to $7.5 million for the three months ended September 30, 2006, from $7.0 million for the three months ended September 30, 2005. The increase was principally due to incremental expenses of $0.4 million related to preparing for compliance with Sarbanes Oxley requirements, a $0.3 million increase in variable costs consisting of higher outbound freight costs and warehouse allowances related to our sales growth, and a $0.2 million increase in overhead costs due primarily to higher distribution expenses and employee compensation. Partially offsetting these increases was a $0.4 million decrease in marketing and selling expenses due primarily to the timing of advertising spending as compared to the same period a year ago. Selling, general and administrative expenses decreased to 41.7% as a percentage of net sales for the three months ended September 30, 2006, from 50.0% for the same period last year, due primarily to higher net sales during the three months ended September 30, 2006.

Interest Expense. Interest expense increased by $1.3 million to $1.9 million for the three months ended September 30, 2006, from $0.6 million for the three months ended September 30, 2005. The increase in interest expense was due to the increase in average borrowings outstanding on our existing revolving credit facility, the increase in our long-term debt as a result of our December 2005 recapitalization and an increase in interest rates during the period. We expect interest expense to decrease following our initial public offering because we have less debt outstanding upon completion of the offering.

Other Income. Other income increased by $41,000, or 455.6%, to $32,000 for the three months ended September 30, 2006, from other expense of $9,000 for the three months ended September 30, 2005. Other income for the three months ended September 30, 2006 was attributable to realized and unrealized gains related to investments held as part of our non-qualified deferred compensation plan.

Provision for Income Taxes. The income tax benefit for the three months ended September 30, 2006 was $32,000, representing a true up of the provision to the 2005 tax return with a resulting effective income tax rate of 16.8%. This benefit is compared to income tax expense of $0.3 million, representing an effective tax rate of 36.8%, for the three months ended September 30, 2005. The effective rates differed from the statutory rates due to the effect of varying state and local taxes and certain permanent items such as extra territorial income exclusions.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Net Sales. Net Sales increased $11.8 million, or 20.6%, to $68.9 million for the nine months ended September 30, 2006, from $57.1 million for the nine months ended September 30, 2005. The increase was primarily attributable to continued growth in sales of our face and eye makeup products, as we continued to broaden our total distribution throughout our sales channels and increase awareness through increased marketing spending. Total unit volume increased by 1.7 million units, or 10.6%, to 17.3 million units for the nine months ended September 30, 2006, from 15.7 million units for the same period a year ago. Net sales growth was partially offset by a reduction in subcontracted unit volume of 1.9 million units, or 99.8%, as compared to the prior period. Subcontracted units were sold under a manufacturing agreement and license with our former parent company, Pierre Fabre, which expired on November 2, 2006. Excluding subcontracting volume, total unit volume increased 25.6% for the nine months ended September 30, 2006 as compared to the same period a year ago. In addition, we sold a greater percentage of higher-priced face powder products this year as compared to last year. New products represented 38% of our net sales for the nine months ended September 30, 2006, which was consistent with the same period a year ago when new products contributed 38% of net sales. Partially offsetting our net sales growth for the nine months ended September 30, 2006 was an increase in our returns provision due to higher returns resulting from our retailer customers’ wall display changes, an increase in promotional returns, and a retailer customer consolidation. We have experienced an upward trend in the rate of returns during 2006. We expect the trend to continue for the remainder of this year. Our increase in net sales was also partially offset by an increase in trade allowances that was attributable primarily to incremental coupon expenses. During the nine months ended September 30, 2006, our results included net sales of $5.1 million from our international customers, compared to $4.3 million for the nine months ended September 30, 2005.

Cost of Sales. Cost of sales increased $7.4 million, or 32.7%, to $29.8 million for nine months ended September 30, 2006, from $22.5 million for the nine months ended September 30, 2005. Cost of sales as a percent of net sales was 43.3% of net sales for the nine months ended September 30, 2006, compared to 39.4% for the nine months ended September 30, 2005. The increase in cost of sales as a percentage of net sales was attributable to an increase in product costs of $1.3 million primarily resulting from the temporary outsourcing of production for a new product that will be manufactured at a lower cost in-house by the end of 2006 as well as higher labor costs resulting from overtime associated with meeting sales demand, higher inbound freight charges of $1.0 million due to an increase in fuel surcharges and air freight from our freight carriers and an increase of $0.4 million from the write-down of product inventory.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.0 million, or 12.6%, to $26.8 million for the nine months ended September 30, 2006, from $23.8 million for the nine months ended September 30, 2005. The increase was principally due to a $1.2 million increase in marketing and selling expenses driven by increases in advertising and promotion, a $0.8 million increase in variable costs consisting of higher outbound freight costs and warehouse allowances related to our sales growth, a $0.6 million increase in overhead costs due primarily to higher distribution expenses and employee compensation, and incremental expenses of $0.4 million related to preparing for compliance with Sarbanes Oxley requirements. Selling, general and administrative expenses decreased to 38.9% as a percentage of net sales for the nine months ended September 30, 2006, from 41.7% for the same period last year, due primarily to higher net sales during the nine months ended September 30, 2006.

Interest Expense. Interest expense increased by $3.8 million, or 236.2%, to $5.5 million for the nine months ended September 30, 2006, from $1.6 million for the nine months ended September 30, 2005. The increase in interest expense was due to the increase in average borrowings outstanding on our existing revolving credit facility, the increase in our long-term debt as a result of our December 2005 recapitalization and an increase in interest rates during the period. We expect interest expense to decrease following our initial public offering because we will have less debt outstanding upon completion of the offering.

Other Income. Other income decreased by $74,000, or 67.9%, to $35,000 for the nine months ended September 30, 2006, from other income of $109,000 for the nine months ended September 30, 2005. Other income for the nine months ended September 30, 2006 was attributable to realized and unrealized losses related to investments held as part of our non-qualified deferred compensation plan.

Provision for Income Taxes. Income tax expense for the nine months ended September 30, 2006 was $2.5 million, representing an effective income tax rate of 37.2%, compared to income tax expense of $3.6 million, representing an effective tax rate of 38.7%, for the nine months ended September 30, 2005. The effective rates differed from the statutory rates due to the effect of varying state and local taxes and certain permanent items such as extra territorial income exclusions.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2006, we had $24,000 in cash and cash equivalents compared to $20,000 in cash as of December 31, 2005. The low level of cash reflects the use of cash to pay down the old revolving credit facility on a regular basis. As of September 30, 2006 we had $9.8 million of availability under the old revolving credit facility.

Operating activities. Cash provided by operating activities increased $0.2 million, or 3%, to $6.6 million for the nine months ended September 30, 2006, from $6.4 million for the nine months ended September 30, 2005. The net increase in cash provided by operating activities resulted primarily from favorable changes in working capital due primarily to higher collections on receivables, partially offset by lower net income. Our inventory turnover rate has been relatively consistent at 1.9 times per year for both 2004 and 2005, but improved to an annualized 2.1 times per year for the nine months ended September 30, 2006. Days sales outstanding increased 2.2 days, to 46.9 days in September 2006 from 44.7 days in September 2005 due primarily to the impact on our receivables of higher sales in the third quarter of this year.

Investing activities. Cash used in investing activities for the nine months ended September 30, 2006 was $528,000, which was related to capital expenditures for basic replacement and upgrade of machinery and equipment, spending for upgrading tube sealing and filling equipment, and partial payments for our automated assembly line project which is scheduled to be completed during the third quarter of 2007. Cash used in investing activities for the nine months ended September 30, 2005 of $394,000 was related to capital expenditures for basic replacement and upgrade of machinery and equipment.

Financing activities. Cash used in financing activities was $6.1 million for the nine months ended September 30, 2006 compared to cash used in financing operations of $2.0 million for the nine months ended September 30, 2005. The increase in cash used in financing activities between periods primarily resulted from higher debt service related to the long-term debt, as well as subsequent repayments of our revolving credit facility for working capital needs.

Future Liquidity and Capital Needs. The significant components of our working capital are cash, accounts receivable and inventory, reduced by bank overdraft, accounts payable and accrued expenses. Net working capital requirements are projected to increase by $7.1 million, or approximately 103%, to $14.0 million in 2006, from $6.9 million in 2005. We anticipate that working capital will increase during the fourth quarter of 2006, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $1.7 million for 2006, compared to $0.7 million in 2005. Capital requirements related to manufacturing include a major project to automate product assembly lines that are used to assemble products representing approximately half of our total sales in 2005. We expect this to add approximately $1.1 million to our normal level of capital expenditures, partly in 2006 and partly in 2007. We have budgeted capital expenditures of $2.5 million for 2007 for several key projects, including completion of our automated assembly line, investment in our information technology infrastructure and improvements to our warehouse distribution systems. We may also need to replace our IBM AS/400 mainframe computer to accommodate future growth at a cost we estimate at approximately $0.5 million, and implement improvements to our warehouse distribution systems at a cost of approximately $0.4 million. We are currently upgrading tube sealing and filling equipment to improve product quality. We believe that our cash flows from operations and funds from our new revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

At September 30, 2006, there was $5,162,000 outstanding under the revolving credit facility at an interest rate of 10.25%. Amounts outstanding under the term loan were due in quarterly payments, starting March 31, 2006, of $1,044,000, and increasing to $2,506,000 through December 2010. The balance outstanding under the subordinated notes were due on December 16, 2012. The interest rate on the term loan was 9.25% at September 30, 2006.

On November 14, 2006, Physicians Formula, Inc. entered into a new senior credit agreement with a bank that will terminate in 2011and consists of a $15.0 million term loan facility and a revolving credit facility providing for borrowings of up to $20.0 million. We used the borrowings under the new senior credit agreement and a portion of the net proceeds of the initial public offering to repay borrowings and accrued interest under the existing credit agreement. The availability under the revolving credit facility is reduced by outstanding letters of credit. Borrowings under the new senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiary of Physicians Formula, Inc., and borrowings under the new senior credit agreement are secured by liens on substantially all of the assets of Physicians Formula, Inc., including the assets of its subsidiary. Amounts outstanding under the term loan facility are due in quarterly payments, starting December 31, 2006, of $375,000, and increasing to $562,500 on December 31, 2007, $750,000 on December 31, 2008, $937,500 on December 31, 2009 and $1,125,000 on December 31, 2010.

Amounts outstanding under the term loan facility and revolving credit facility bears interest at a LIBOR Adjusted Rate (as defined in the new senior credit agreement) plus 2.0% or at a Base Rate (as defined in the new senior credit agreement) plus 0.5%. The revolving credit facility is also subject to a commitment fee of one-quarter of 1.0% on any unused commitments.

The new senior credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum fixed charge coverage ratio; a minimum net worth requirement; and a limitation on capital expenditures (which may be no more than $3,000,000 per fiscal year).

The new senior credit agreement contains certain additional negative covenants, including limitations on our ability to: incur other indebtedness and liens; fundamentally change our business through a merger, consolidation, amalgamation or liquidation; sell assets; pay cash dividends or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with our affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; and change our line of business.

The new senior credit agreement requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of satisfactory replacement assets.

Off-Balance Sheet Transactions

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, the Company does not engage in trading activities involving non-exchange traded contracts that rely on estimation techniques to calculate fair value. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Secutities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part II, Item 1A, “Risk Factors.” Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Item 3.                          Quantitative and Qualitative Disclosures About Market Risk

(a)          Foreign Currency Risk

The Company pays overseas suppliers and third-party manufacturers in U.S. dollars. A decrease in the value of the euro and the Chinese yuan relative to the U.S. dollar could cause our suppliers to raise prices that would result in higher cost of sales. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Our current reliance on foreign suppliers for many of the raw materials and components used to produce products makes it possible that the Company’s operating results may be affected by fluctuations in the exchange rate of the currencies of the suppliers. The Company does not have any foreign currency hedges.

(b)         Interest Rate Risk

The Company is exposed to interest rate risks primarily through borrowings under our revolving loan arrangement and term loans. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under the revolving loan arrangement and term loans during the nine months ended September 30, 2006 was $44.8 million and the weighted-average interest rate in effect at September 30, 2006 was 9.36%. An interest rate collar that we entered into in March 2006 mitigates the interest rate risk. This agreement has a notional amount of $21,000,000 and expires in March 2008. The agreement establishers a floor interest rate of 4.05% and a cap interest rate of 5.6%. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $336,000 change to interest expense in the nine months ended September 30, 2006. On December 18, 2006, the Company terminated the existing interest rate collar agreement at a cost of $7,500.

Item 4.                          Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified Rule 13a-15 under the Exchange Act, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, its Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II — Other Information

Item 1A.                 Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this prospectus before making a decision to invest in our common stock. If any of the following risks occur, our business, results of operations and financial condition may be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

The high level of competition in our industry could harm our business, financial performance, market share and profitability. Many of our competitors have substantially greater resources than we do.

The business of selling cosmetics is highly competitive. This market includes numerous manufacturers, distributors, marketers and retailers that actively compete for consumers both in the United States and abroad. The cosmetics market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In addition, our products may be, or are at the risk of becoming, obsolete due to new product introductions or new technologies. Our competitors may foresee the course of market development more accurately than we do, develop products and technologies that are superior to ours, produce similar products at a lower cost than we can or adapt more quickly to consumer preferences. Any of these developments would harm our operating results.

We compete in select product categories against a number of multinational manufacturers, many of which are larger and have substantially greater resources than we do. Therefore, these larger competitors have the ability to spend more aggressively on advertising, marketing and research and to grow more quickly through acquisitions. Our largest competitors currently sell their products in twice as many stores as we do and have significantly more selling space per store than we do. In addition, our current product lines compete in only approximately half of the cosmetics categories and we may not be able to compete successfully with companies with broader product offerings.

Our competitors may attempt to gain market share by offering products at prices at or below the prices at which our products are typically offered. Competitive pricing may require us to reduce our prices, which would decrease our profitability or result in lost sales. Our competitors, many of whom have greater resources than we do, may be better able to withstand these price reductions and lost sales. We cannot assure you that future price or product changes by our competitors will not adversely affect our net sales or that we will be able to react with price or product changes of our own to maintain our current market position.

We depend on a limited number of retailer customers for a majority of our sales and the loss of one or more of these customers would reduce our sales and harm our market share and our business.

We depend on a small number of core retailer customers for a majority of our sales, including Wal-Mart, CVS, Walgreens and Target. Sales to these four retailer customers accounted for an aggregate of 66% of our gross sales for the year ended December 31, 2005, with sales to each of these customers accounting for greater than 10% of our gross sales for the year ended December 31, 2005. None of our customers is under an obligation to continue purchasing products from us in the future. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. In the future, retailers in the mass market channel may undergo restructurings or reorganizations, realign their affiliations, close stores or otherwise suffer losses, any of which could decrease their orders for our products. The loss of one or more of our customers that, individually or in the aggregate, accounts for a significant portion of our sales, any significant decrease in sales to those customers, any significant decrease in our retail selling space in any of those customers’ stores, an interruption or decline of our customers’ business or a successful demand by those customers that we decrease our prices would reduce our sales and harm our business.

Fluctuations in buying decisions of our retailer customers, the trend toward retail consolidation and changing policies and demands of our customers could harm our business.

We currently sell our products primarily in the mass market channel. Consequently, our sales are affected by fluctuations in the buying patterns of our retailer customers and consumers who shop in the mass market channel. These fluctuations may result from economic conditions or other factors. In addition, with the growing trend towards retail consolidation, we are increasingly dependent upon a few leading retailers, such as Wal-Mart, CVS, Walgreens and Target, whose bargaining strength continues to grow due to their size. These customers have demanded, and may continue to demand, increased service and order accommodations. For example, for our Mineral Wear products, our customers have demanded new permanent fixtures, which are wall merchandising fixtures located in retail stores that display products. Our customers have also demanded assistance with installation of new permanent fixtures and resets of our wall displays, which typically requires us to hire a third-party vendor to provide these services. Our customers could also demand incremental trade allowance investments such as cash discounts, markdown allowances, in-store retailer advertising, coupon expense and other miscellaneous retailer allowances, and could require us to invest in radio frequency identification, an automatic data capture technology that uses ‘‘smart tags’’ attached to inventory for purposes of inventory control, or source tagging, a security tag attached to inventory. Our customers could also demand price decreases that would negatively impact our margins. As a result, we may face substantially increased expenses to meet these demands, which would reduce our margins. We also may be negatively affected by changes in the policies and demands of our retail customers relating to service levels, inventory de-stocking or limitations on access to wall display space.

If our products do not appeal to a broad range of consumers, our sales and our business would be harmed.

Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales will decline. In addition, our growth depends upon our ability to develop new products through new product lines, product line extensions and product improvements, which involve numerous risks. New product launches are essential to our continued growth. New products have contributed, on average, approximately 30% of our net sales for the last three years and approximately 45% of our net sales in 2005. As we grow, our reliance on new products may increase. We may not be able to accurately identify consumer preferences, translate our knowledge into consumer-accepted products or successfully integrate new products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development or marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our operating results. Unsuccessful product launches could also result in increased inventory write-downs. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We may not be able to successfully develop new products in the future, and our newly developed products may not contribute favorably to our operating results.

We are a small and rapidly growing company that relies on a few key employees to ensure that our business operates efficiently. If we were to lose the services of any of these key employees, we would experience difficulty in replacing them, which would affect our business operations and harm our business and results of operations.

Our success depends to a significant degree upon the business expertise and continued contributions of our senior management team of only three individuals, any one of whom would be difficult to replace. As a result, our future results will depend significantly upon the efforts and retention of key employees, such as Ingrid Jackel, our Chief Executive Officer who is also currently and has historically been responsible for marketing and research and development, Jeff Rogers, our President who is also currently and has historically been responsible for sales, and Joseph J. Jaeger, our Chief Financial Officer who is also responsible for operations, human resources and legal functions. We rely on this group of three individuals, who have an average of 19 years of cosmetics industry experience, for managing our company, developing our business strategy and maintaining our strategic relationships with our key retailer customers. Because we are a small and rapidly growing company, we believe that the loss of key personnel would be more disruptive to us than it would be to a large, multinational manufacturer. Any of these employees could, with little or no prior notice, voluntarily terminate their employment with us at any time. We only maintain a life insurance policy on Ingrid Jackel. The loss of service of any of these key employees would harm our business and results of operations.

In addition, our senior management team may not be able to successfully manage our company as it grows larger. If they are unable to handle these increased responsibilities and we are unable to identify, hire and integrate new personnel, our business, results of operations and financial condition would suffer. Even if we are able to identify new personnel, the integration of new personnel into our business will inevitably occur over an extended period of time. During that time, the lack of sufficient senior management personnel would cause our results of operations to suffer.

Our initiatives to expand into new product categories may not be successful and any failure to expand into new product categories would harm our business, results of operations, financial condition and future growth potential.

In order to expand our business, we plan to further develop products in cosmetics subcategories such as foundation, mascara and lip products. We currently offer products in only approximately half of the cosmetics categories, and expansion into new cosmetics categories is a critical component of our growth strategy. We may not be successful in our expansion efforts in these areas. Each of these product initiatives involves significant risks, as well as the possibility of unexpected consequences, including:

•      sales of the new products to our retailer customers may not be as high as we anticipate;

•      the rate of purchases by consumers may not be as high as we or our retailer customers anticipate;

•      returns of new products by retailer customers may exceed our expectations;

•      our marketing strategies and merchandising efforts may be ineffective and fail to reach the targeted consumer base or engender the desired consumption;

•      we may incur unexpected costs as a result of the continued development and launch of new products;

•      our pricing strategies may not be accepted by our retailer customers and/or their consumers;

•      we may experience a decrease in sales of our existing products as a result of introducing new products;

•      there may be delays or other difficulties impacting our ability, or the ability of our third-party manufacturers and suppliers, to timely manufacture, distribute and ship products in connection with launching new products; and

•      attempting to accomplish all of the elements of expansion in multiple product categories simultaneously may prove to be an operational and financial burden on us and we may be unable to successfully accomplish all of the elements of the expansion simultaneously, if at all.

Each of the risks referred to above could delay or impede our ability to successfully expand into new product categories, which would harm our business, results of operations, financial condition and future growth potential.

We may be unable to increase our sales through new and existing distribution channels which would limit our growth and harm our business, results of operations and financial condition.

The mass market channel is currently the only significant distribution channel for our products. Products similar to ours are sold in department stores, door-to-door, on the Internet, through home shopping television shows, by mail-order and through telemarketing by representatives of direct sales companies. Our growth strategy includes entering new distribution channels such as home shopping television. Any failure to successfully enter new distribution channels could limit our growth. In addition, consumers could choose to increasingly purchase cosmetics at department stores, high-end specialty retailers or in other distribution channels in which we do not participate. Our ability to continue to grow and achieve similar profit margins is dependent on our continued expansion in the mass market channel. Our failure to successfully expand in the mass market channel would harm our business, results of operations and financial condition.

Many of our competitors currently sell to the same retailer customers that we do, but their products are sold in more of those retailers’ stores and they are allocated more shelf space in those stores. Our growth strategy includes increasing store count with these retailers and expanding the space within the existing stores that currently sell our products. If we fail to increase the number of stores or the amount of space within those stores in which we sell our products, it would harm our business, results of operations and financial condition.

The requirements associated with being a public company will require significant company resources and management attention.

As a result of the initial offering, we have become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we have not incurred as a nonpublic company. We expect that, because of these additional expenses, our general and administrative expenses will exceed those incurred in 2005. However, we cannot predict or estimate with certainty the amount of the additional costs that we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business. We currently have hired one of two full time employees to assist with public company reporting requirements and Sarbanes-Oxley Act compliance. Hiring and supporting new employees could result in significant costs to us.

Our current senior management team consists of three individuals. The requirements associated with being a public company could place a strain on our senior management team. We have hired an investor relations firm which will increase our costs. Further, management’s attention may be diverted from other business concerns, which could adversely affect our business. We have made, and will continue to make, changes to our corporate governance standards, disclosure controls and financial reporting and accounting systems to meet our reporting obligations. However, the measures we take may not be sufficient to satisfy our obligations as a public company. Our failure to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, could harm our business and operating results. Effective internal controls are necessary in order to enable us to produce reliable financial reports and prevent financial fraud. Any failure to provide reliable financial reports or prevent fraud would harm our business and operating results and cause us to fail to meet our reporting obligations which would cause our stock price to suffer.

If we are unable to successfully execute any material part of our growth strategy, our future growth and ability to make profitable investments in our business would be harmed.

Our ability to succeed depends on our ability to grow our business while maintaining profitability. Introducing new products and expanding our distribution have contributed significantly to our recent results, but we must continue to develop new and innovative products and expand our distribution in order to maintain our growth and profitability. We are heavily dependent on new products, which have contributed, on average, approximately 30% of our net sales in the last three years and approximately 45% of our net sales in 2005. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including, without limitation:

•      the level of competition in the cosmetics industry;

•      our ability to continuously offer new products;

•      our ability to maintain efficient, timely and cost-effective production and delivery of our products;

•      our ability to obtain sufficient production capacity for our products;

•      the efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness;

•      our ability to identify and respond successfully to emerging trends in the beauty industry;

•      the level of consumer acceptance of our products; and

•      general economic conditions and consumer confidence.

We may not be successful in executing our growth strategy, and even if we achieve targeted growth, we may not be able to sustain profitability. Failure to successfully execute any material part of our growth strategy would significantly impair our future growth and our ability to make profitable investments in our business.

We may be unable to manage our growth effectively, which would harm our business, results of operations and financial condition.

We have grown rapidly, with our net sales increasing from $52.6 million in 2003 to $78.7 million in 2005. Our growth has placed, and will continue to place, a strain on our management team, information systems, labor, assembly and distribution capacity and other resources. We expect to experience capacity constraints at our product assembly facility in the fourth quarter of 2006 due to our recent growth. We are currently running two shifts at this facility, and it is currently operating at 90% of its capacity. We intend to use outsourced manufacturing in the fourth quarter of 2006 to meet anticipated demand. Outsourcing manufacturing could impact our ability to maintain our quality standards, which could harm our reputation. We could also be forced to add a third shift in the fourth quarter of 2006, which would be more expensive and would negatively affect our operating margins. We have leased additional temporary space for manufacturing assembly and component storage, which could negatively affect our operating margins. We may experience additional constraints on capacity in the future. If we are unable to effectively address our capacity constraints or manage our future growth, our failure to do so would harm our business, results of operations and financial condition. Our rapid growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make, or are unable to make, the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our prospects and results of operations would suffer. In addition, if retailer customer demand exceeds forecasts, we could, from time to time, have an inadequate supply of products to meet customer demands.

If we are unable to protect our intellectual property our ability to compete would be negatively impacted.

We attempt to protect our intellectual property under the patent and trademark laws. The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names. We own the material trademarks and trade name rights used in connection with the packaging, marketing and sale of our products. Therefore, trademark and trade name protection is important to our business. Although we have registered or applied to register many of our trademarks in the United States and in certain foreign countries, we cannot assure you that all of our trademark applications will be approved. We also own design patents that relate to some of our products. The design patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Although we have registered or applied to register additional design patents in the United States and in certain foreign countries, we cannot assure you that any of our design patent applications will be approved.

In addition, we do not own any formula patents. Our suppliers or other third parties hold certain formula patents for the manufacture of our products. If our relationships with our suppliers were interrupted or terminated, or if we are unable to use formulas covered by third-party patents, our business could be harmed and it would negatively impact our results of operations. Third parties may also oppose our trademark and design patent applications, or otherwise challenge our use of our trademarks or design patents. We cannot assure you that competitors will not infringe our trademarks or our design patents, or that we will have adequate time and resources to enforce our trademarks and design patents and to protect our rights through litigation or otherwise, or that we will be successful in doing so. We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could expose us to the following risks, among others:

•      we may be required to defend against infringement claims which are expensive and timeconsuming;

•      we may be required to cease making, licensing or using products that incorporate the challenged intellectual property;

•      we may be required to re-design, re-engineer or re-brand our products or packaging; or

•      we may be required to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property.

Any of these outcomes would negatively impact our business, results of operations and financial condition.

We will require a significant amount of cash, and any failure to generate and raise sufficient cash would impair our ability to support our future growth or operating requirements, which would harm our business.

Our ability to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. We estimate that our net working capital requirements will increase by $7.1 million, or approximately 103%, to $14.0 million in 2006 from $6.9 million in 2005 due primarily to the impact of our sales growth on our receivables and inventory levels. We have budgeted capital expenditures of $1.7 million for 2006, compared to $0.7 million in 2005. This increase is due to incremental spending on several important projects, including the purchase of a new tube filling machine to improve product quality and partial payment for an automated assembly line that we expect to install in mid-2007 for our face powder and eye shadow products. We have budgeted capital expenditures of $2.5 million for 2007 due to several key projects, including completion of our automated assembly line, investment in our information technology infrastructure and improvements to our warehouse distribution systems. Our ability to generate future cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will continue to generate cash flow from operations at current levels or that our cash needs will not increase beyond what we currently anticipate our cash needs to be. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In addition, certain selling stockholders can require us to register additional shares of common stock held by them pursuant to a registration agreement. A registration and subsequent sale of common stock by our selling stockholders could result in a decreased market for our equity which would harm our ability to raise additional capital in the equity markets. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, accordingly, our business, financial condition or results of operations would suffer.

Any variation in the quality of our products or delay in our ability to fill orders would harm our relationships with our retailer customers.

Our success depends upon our quality control and on our ability to deliver products in a timely manner. If our products are not delivered according to retailer customers’ delivery deadlines or are found to be defective or not to specification, our relationships with our customers would suffer, our brands’ reputation would be harmed and we could lose our market share. We could also experience increased return rates or become subject to liability claims. These negative results would have a harmful effect on our business, results of operations and financial condition.

We may not be able to successfully implement efficiency improvements or realize cost savings, which would harm our business.

The automation of our assembly line and any other efficiency improvements we may undertake could involve substantial investments and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Our implementation costs for the automated assembly line may turn out to be substantially higher than we currently estimate, and we may not fully achieve our expected cost savings within the anticipated time frame, if at all. We expect to experience capacity constraints at our product assembly facility in the fourth quarter of 2006, and our failure to successfully implement efficiency improvements and capacity expansion could result in additional capacity constraints in the future. Failure to implement this efficiency improvement would result in increased costs which would reduce our margins and harm our business.

We purchase components and semi-finished goods from a limited number of third party suppliers, which reduces our control over the manufacturing process and may cause variations in quality or delays in our ability to fill orders.

We purchase components, such as plastic compact containers or plastic tubes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from foreign and U.S. suppliers. We depend on these suppliers to deliver products that are free from defects, that comply with our specifications, that meet our delivery requirements and that are competitive in cost. If our suppliers deliver products that are defective or that otherwise do not meet our specifications, our product failure and return rates may increase, and the reputation of our products and the Physicians Formula brand may suffer. In addition, if our suppliers do not meet our delivery requirements or cease doing business with us for any reason, we might miss our retailer customers’ delivery deadlines, which could in turn cause our customers to cancel or reduce orders, refuse to accept deliveries or demand reduced prices. Even if acceptable alternative suppliers are found, the process of locating and securing such alternatives is likely to disrupt our business and we cannot assure you that we will be able to secure alternative suppliers on acceptable terms that provide the same quality product or comply with all applicable laws. Extended unavailability of necessary components or finished goods would cause us to be unable to market one or more of our products for a period of time. Any of these events would cause our business, results of operations and financial condition to suffer.

Further increases in the California or Federal minimum wage would increase our operating costs and harm our profitability.

We pay the 150 to 250 workers provided to us by a third-party staffing service the California minimum wage, which is currently $6.75 per hour. On September 12, 2006, the State of California adopted legislation to increase the California minimum wage. Effective January 1, 2007, the California minimum wage will increase to $7.50 per hour and will increase to $8.00 per hour on January 1, 2008. In addition, the increase in the minimum wage may lead to an increase in wages to our hourly employees who are currently paid above minimum wage. We expect the combined effect of these changes in wages to increase our cost of sales by approximately $450,000 in 2007 and by approximately $300,000 in 2008.

The Federal minimum wage is currently lower than the California minimum wage. If the Federal minimum wage were increased to an amount greater than the California minimum wage, we would be required to pay the Federal minimum wage. Further increases in the California minimum wage, or increases in the Federal minimum wage to an amount higher than the California minimum wage, would increase our operating costs and harm our profitability.

All of our facility leases expire on or before December of 2007. If we are unable to renew these leases on favorable terms or move to new facilities, our costs could increase, which would harm our business, results of operations and financial condition.

The leases for our facilities in Azusa and City of Industry expire in December 2007 and our short-term lease for our facility in Irwindale, California expires in April 2007. Whether we lease new facilities or remain in those facilities, we could be subject to increased rental rates. If we lease new manufacturing or distribution facilities, the costs associated with moving from our Azusa or City of Industry facilities could be substantial. In addition, any move would be costly and could disrupt our operations and ability to meet our obligations to our retailer customers.

Catastrophic loss, delays in deliveries or other disruptions at any of our facilities would negatively impact our business.

Substantially all of our products are assembled at our two adjacent manufacturing facilities in City of Industry, California and our third facility in Irwindale, California. Significant unscheduled downtime at these facilities due to equipment breakdowns, fires, power failures, earthquakes and other natural disasters, severe weather conditions or other disruptions would adversely affect our ability to provide products to our retailer customers in a timely manner. Although we maintain insurance coverage for our facilities, we cannot assure you that our insurance coverage will be adequate to cover all of our losses in the event of a catastrophic loss. Insurance could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms or at all.

We operate a facility in Azusa, California, which serves as our main distribution facility and our corporate headquarters. If operational complications arise with our Azusa facility or if our Azusa facility is severely damaged or destroyed, it would not be able to support our distribution needs. Any disruptions at our Azusa facility would adversely affect our ability to deliver products to our retailer customers on a timely basis. If we miss our retailers’ delivery deadlines or if our products fail to meet their specifications, our relationships with our customers would suffer and our business could be harmed.

All of our facilities are located within 15 miles of each other in Southern California. We do not have other facilities in other regions from which to operate in the event of catastrophic loss, delays in deliveries, other disruptions or natural disasters.

We are currently testing sales of a new brand called professional formula on a home shopping television channel. If our testing is successful and we begin to sell our products on a regular basis on a home shopping television channel, we could lose business from our existing retailer customers, which would harm our business, results of operations and financial condition.

If we sell products under the professional formula brand on a home shopping television channel, our retailer customers could perceive that we are directly competing with them, which could lead them to reduce or eliminate their purchases of our products. If any of our existing retailer customers decide to stop carrying our products or carry a smaller number of products, our sales and profitability would decrease significantly, which would harm our business, results of operations and financial condition. If we are successful in selling our products on a regular basis on a home shopping channel, we may not be able to protect the professional formula name because we have not registered it as a trademark. Our inability to protect the professional formula name could have an adverse impact on our successful expansion into sales on home shopping networks, which could negatively impact our future growth.

Regulations governing our industry could have a significant negative effect on our business, results of operations and financial condition.

Our business is subject to numerous laws and regulations. The formulation, manufacturing, packaging, labeling, registration, advertising, distribution, importation, storage and sale of our cosmetic products are subject to extensive regulation by various Federal agencies, including the U.S. Food and Drug Administration, or the ‘‘FDA,’’ the U.S. Federal Trade Commission, or the ‘‘FTC,’’ the U.S. Environmental Protection Agency, or the ‘‘EPA,’’ and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Our City of Industry, California facilities are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreen. Failure by us or our manufacturers to comply with those laws and regulations could lead to enforcement action and the imposition of significant penalties or claims, resulting in significant loss of sales, and could have a negative effect on our business, results of operations and financial condition. If we fail to comply with Federal, state or foreign laws and regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of certain products, initiate product recalls, change product labeling, packaging or advertising or take other corrective actions. Any of these actions could harm our business, financial condition and results of operations. In addition, the adoption of new laws or regulations or changes in the interpretations of existing laws or regulations may result in significant compliance costs or discontinuation of products. Our failure to comply with FDA, FTC, EPA or state laws and regulations, or with laws and regulations in foreign markets, that cover our advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially adversely affect the distribution and sale of our products and our business.

Under the Federal Food, Drug, and Cosmetic Act, or ‘‘FDCA’’, cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. Cosmetics are not subject to pre-market approval by the FDA but the product and ingredients must be tested to assure safety. If safety has not been adequately substantiated, a specific label warning is required. The FDA monitors compliance of cosmetic products through random inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false or misleading labeling nor are manufactured under unsanitary conditions. Inspections also may occur from consumer or competitor complaints filed with the FDA. In the event the FDA does find false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, our distribution channel may be affected by a possible product recall or insufficient product in the marketplace resulting in reduced product sales and revenue to us and increased costs to our operations.

We also are subject to a variety of other laws and regulations in Canada and Australia. Our failure to comply, or assertions that we have failed to comply, with these laws and regulations could have a material adverse effect on our business in a particular market or in general. To the extent we decide to commence or expand operations in additional countries, laws and regulations in those countries, or the cost of complying with such laws and regulations, may prevent or delay entry into or expansion of operations in those markets or could have a negative effect on our operating margins for products sold in those countries. Regulatory requirements can vary widely from country to country and could further delay the introduction of our products into those countries. We may not be able to enter into acceptable agreements to market and commercialize our products in international markets.

Our ability to sustain satisfactory levels of sales in our markets is dependent in significant part on our ability to introduce additional products into those markets. Government laws and regulations in both our domestic and international markets can delay or prevent the introduction, or require the reformulation or withdrawal, of our products.

Inability to obtain regulatory approval for our manufacturing facility or the need to open new facilities may delay or disrupt our commercialization efforts.

Our manufacturing facility must be regularly inspected and approved by the FDA because we manufacture products that contain FDA-regulated ingredients. All processes, methods and equipment must be compliant with current Good Manufacturing Practices, or ‘‘cGMP,’’ approved by the FDA, and cGMP requires extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process, documentation policies and procedures. In complying with cGMP, we are obligated to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from customers purchasing our product and we could be subject to possible regulatory action. If an inspection by the FDA or state or other foreign regulatory authority indicates that there are deficiencies, we would be required to take remedial actions or our facility may be closed, and we may be subject to additional enforcement activity.

We may need to develop additional manufacturing facilities based on expanded product development, FDA regulatory requirements or other unforeseen market pressures. Preparing a facility for commercial manufacturing may involve unanticipated delays, and the costs of building a facility in compliance with state, local and FDA regulations may be higher than we anticipated.

The regulatory status of our products could change, and we may be required to conduct clinical trials to establish efficacy and safety or cease to market some or all of our products, which would require significant time and resources.

The FDA does not have a pre-market approval system for cosmetics, and we believe we are permitted to market our cosmetics and have them manufactured without submitting safety or efficacy data to the FDA. However, the FDA may in the future determine to regulate our cosmetics or the ingredients included in our cosmetics as drugs or biologics. If certain of our products are deemed to be drugs or biologics, rather than cosmetics, we would be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them. In such event, we may not have sufficient resources to conduct the required clinical trials, we may not be able to establish sufficient efficacy or safety to resume the sale of these products, we may not gain regulatory approval of the trial design, the clinical trials may be subject to unanticipated delays due to their time-consuming nature and the outcome of any clinical trial is uncertain. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our cosmetics and any related interruption in the marketing and sale of these products could severely damage our brand reputation and image in the marketplace, as well as our relationships with retailer customers, which would harm our business, results of operations and financial condition.

Some of our foundations and concealers are considered over-the-counter, or ‘‘OTC,’’ drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a monograph system that specifies active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are OTC drugs are not in compliance with the applicable FDA monograph, we would be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product or (iii) cease to sell such product until we receive further FDA approval. If more stringent regulations are promulgated, we may not be able to comply with such statutes or regulations without incurring substantial expense. In addition, OTC drug products must be manufactured in accordance with pharmaceutical good manufacturing practice regulations. Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA as well as regular and ongoing inspections. In addition, inspections may be commenced as a result of consumer or competitor complaints related to our products. Corresponding state agencies may also inspect our facility to ensure strict compliance with drug good manufacturing practices and other government regulations and corresponding foreign standards. We have minimal control over third-party manufacturers’ compliance with these regulations and standards. If the FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer’s operations, seize products, or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

Our products may cause unexpected and undesirable side effects that would limit their use, require their removal from the market or prevent their further development. Product liability claims resulting from these undesirable side effects would hurt our business. In addition, we are vulnerable to claims that our products are not as effective as we claim them to be.

Unexpected and undesirable side effects caused by our products for which we have not provided sufficient label warnings could result in the recall or discontinuance of sales of some or all of our products. Unexpected and undesirable side effects could prevent us from achieving or maintaining market acceptance of the affected products or could substantially increase the costs and expenses in marketing new products. We have been, and may in the future be, subject to various product liability claims resulting from those undesirable side effects caused by our products. Product liability claims may result in negative publicity regarding our company, brand or products that may harm our reputation and sales. In addition, if one of our products is found to be defective we may be required to recall it, which may result in substantial expense, adverse publicity and loss of sales, which would substantially harm our brand. Although we maintain product liability insurance coverage, potential product liability claims may exceed the amount of our insurance coverage or potential product liability claims may be excluded under the terms of our policy, which would cause our financial condition to suffer. In addition, we may be required to pay higher premiums and accept higher deductibles in order to secure adequate insurance coverage in the future.

In addition, consumer or industry analysts may assert claims that our products are not as effective as we claim them to be. We are particularly susceptible to these risks because our marketing heavily relies on the assertions that our products adhere to our founder’s commitment to product purity and quality, are hypoallergenic and are ideal for women who have skin conditions that can be exacerbated by traditional cosmetics. Unexpected and undesirable side effects associated with our products or assertions that our products are not as effective as we claim them to be also could cause negative publicity regarding our company, brand or products, which could in turn harm our reputation and our business.

Our business may be subject to environmental investigation, remediation and compliance costs, which could adversely affect our business, results of operations and financial condition.

Our operations are subject to a range of Federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the handling and disposal of, and exposure to, hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that our business, operations and facilities are in material compliance with all applicable environmental, health and safety laws and regulations.

Our City of Industry facility was contaminated, and subsequently remediated, by the former operator of the property. In addition, the facility is located within an area of regional groundwater contamination known as the Puente Valley ‘‘operable unit’’ of the San Gabriel Valley Superfund Site. We, along with many others, were named a potentially responsible party for the regional contamination by the United States Environmental Protection Agency. We are also one of approximately 25 parties considered potentially liable by a regional water authority for alleged contamination of the area’s potable water supply. To date, our liability for these matters has been substantially covered by indemnities and resolved by prior settlements, and borne by prior operators of the facility and the business, one of their successors and one of their insurers. We are, however, attempting to recoup approximately $0.6 million in defense costs from one of our indemnitors. These costs have been expensed as paid by us and are not recorded in our consolidated balance sheets. We may be subject to additional claims resulting from the historical site contamination and regional contamination. We have not established a reserve for additional claims. Failure by one or more of the responsible parties and/or our indemnitors to honor their obligations could cause us to incur liability which could be material.

We rely heavily on a staffing service to provide us with workers and could face significant employment claims that could harm our reputation, business, results of operations or financial condition.

We have contracted with a staffing service to supply us with workers. The number of workers supplied by the staffing service varies between a minimum of approximately 150, and up to 250, based on seasonal demands for our products. Actions taken by these workers or the agency that provides them to us could subject us to significant liability. An inherent risk of using workers supplied by a third party is that we may face possible claims of employment of undocumented workers, claims of violations of the National Labor Relations Act, discrimination or harassment, claims under health and safety regulations and other related claims. We may also be subject to claims that these workers should be deemed our employees for ERISA, federal taxation or other purposes. Any of these claims could require us to pay substantial fines and monetary damages. In addition, we could face negative publicity that would harm our brand. Any of these negative consequences would harm our reputation, business, results of operations or financial condition.

Our computer and communications hardware and software systems are vulnerable to damage and interruption, which could harm our business.

Our ability to receive and fulfill orders on a timely basis is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our primary computer systems and operations are located at our Azusa facility and are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and retailer customers. Systems integration is complex, time-consuming and expensive. Since we do not currently have adequate offsite backup systems, if a catastrophic event occurred at our City of Industry, Azusa or Irwindale facilities, we would be required to purchase back-up computer and communications hardware and software systems, and integrate them with our existing systems, at a significant cost. During the period in which these new systems are being integrated, our business, results of operations and financial condition could be harmed.

Significant increases in fuel prices would adversely affect our financial results.

Our freight cost is impacted by changes in fuel prices through surcharges and price increases. Fuel prices and surcharges affect freight cost both on inbound shipments from our suppliers to our assembly and distribution facilities and on outbound freight from our distribution center to our retailer customers. For example, fuel surcharges from one of our major freight carriers increased the outbound freight costs charged by them by 23% for the nine months ended September 30, 2006. We have experienced similar increases from other carriers. Increases in fuel prices and surcharges and other factors may increase freight costs and thereby increase our cost of sales and selling, general and administrative expenses.

We are subject to a variety of social, political and economic risks associated with doing business outside of the United States.

For the year ended December 31, 2005, approximately 6% of our net sales were attributable to our business in Canada and Australia. In addition, eight of our top 15 suppliers, which includes U.S.brokers that purchase raw materials, semi-finished goods and components on our behalf, are located in Europe or Asia. These eight foreign suppliers represented approximately 58% of our purchases of raw materials, semi-finished goods and components in 2005. In particular, we purchase significant portions of our powders from suppliers in Italy and our components from suppliers in China. We may encounter risks of doing business outside of the United States including:

•      unexpected changes in, or impositions of, laws or regulatory requirements;

•      fluctuations in foreign exchange rates, which could cause fluctuations in the price of our products in foreign markets or in the cost of certain raw materials purchased by us;

•      delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax treatment;

•      potential trade restrictions and exchange controls;

•      differences in protection of our intellectual property rights; and

•      the burden of complying with a variety of foreign laws and regulations.

In addition, as we grow, we will be increasingly subject to general geopolitical risks in foreign countries where we sell our products and purchase our raw materials, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, retailer customers’ inventory levels and consumer purchasing, and which would cause our results to fluctuate. These risks are compounded by the fact that we purchase the majority of our raw materials, semi-finished goods and components from only two countries, Italy and China. Changes within these countries could impair our business, results of operations and financial condition.

Our common stock has only been publicly traded since November 9, 2006 and the price of our common stock may fluctuate substantially.

There has only been a public market for our common stock since November 9, 2006. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•      introductions of new products or new pricing policies by us or by our competitors;

•      the gain or loss of significant customers or product orders;

•      actual or anticipated variations in our quarterly results;

•      the announcement of acquisitions or strategic alliances by us or by our competitors;

•      recruitment or departure of key personnel;

•      the level and quality of securities research analyst coverage for our common stock;

•      changes in the estimates of our operating performance or changes in recommendations by us or any research analysts that follow our stock or any failure to meet the estimates made by research analysts; and

•      market conditions in our industry and the economy as a whole.

In addition, public announcements by our competitors concerning, among other things, their performance, strategy, accounting practices, or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On November 14, 2006, we completed an initial public offering of shares of our common stock.  The SEC declared the Registration Statement for the initial public offering (File No. 333-136913) effective on November 8, 2006, and we filed a Registration Statement pursuant to Rule 462(b) (File No. 333-138536) on November 8, 2006 to register additional shares of common stock in the offering.  Pursuant to these Registration Statements, the Company registered the sale of a total of 8,625,000 shares of common stock, of which the Company sold 3,125,000 shares and the selling stockholders sold 5,500,000 shares.  The 5,500,000 shares of common stock sold by the selling stockholders includes 1,125,000 shares sold pursuant to the underwriters’ over-allotment option.  The underwriters exercised this over-allotment option on November 10, 2006, and the offering closed on November 14, 2006.  At a public offering price of $17.00 per share, the aggregate price of the shares of common stock sold by the Company was $53,125,000, and the aggregate price of the shares of common stock sold by the selling stockholders was $93,500,000.  We did not receive any proceeds from the sale of common stock by the selling stockholders, but we received $29,614 from the payment by members of our management of the exercise price of options to purchase 296,140 shares of common stock that they sold in the offering.  The managing underwriters for the offering were Deutsche Bank Securities Inc. and Citigroup Global Markets Inc.

Our net proceeds from the offering, after accounting for approximately $3.7 million in underwriting discounts and commissions and approximately $2.8 million of expenses relating to the offering, were approximately $46.6 million.  We used the net proceeds to reduce outstanding indebtedness, to pay debt issuance costs and to pay IPO completion bonuses.  We used approximately $20.9 million of the net proceeds from the offering to repurchase Physicians Formula, Inc.’s senior subordinated notes and to pay all accrued and unpaid cash and payment-in-kind interest on those notes through the closing date of the offering.  We used approximately $25.4 million of the net proceeds from the offering, together with approximately $22.2 million of borrowings under Physicians Formula, Inc.’s new senior credit agreement, to repay borrowings and accrued interest under Physicians Formula, Inc.’s existing credit agreement.  We used $270,000 of the net proceeds from the offering to pay IPO completion bonuses, including a bonus of $250,000 to our chief financial officer.  Except for the IPO completion bonus paid to our chief financial officer, no net proceeds to us, or expenses, were paid to any of our directors, officers, ten percent or greater stockholders or affiliates.

Item 4.                          Submission of Matters to a Vote of Security Holders

Prior to the completion of our initial public offering on November 14, 2006, we had 10,421,916 shares of common stock outstanding, 76.8% of which was owned by entities affiliated with Summit Partners, 17.3% of which was owned by an entity affiliated with Pierre Fabre and the rest of which was owned by our current and former directors and executive officers.

On August 8, 2006, holders of 10,393,916 shares of our common stock, or 99.7% of our then-outstanding common stock, executed a written consent in accordance with our then-existing certificate of incorporation in order to amend the then-existing certificate of incorporation to change our name from PFI Holdings Corp. to Physicians Formula Holdings, Inc.

On September 29, 2006, holders of 10,208,916 shares of our common stock, or 98.0% of our then-outstanding common stock, executed a written consent in accordance with our then-existing certificate of incorporation in order to amend the then-existing by-laws to increase the number of directors to serve on the Board of Directors from four to five and to elect Ingrid Jackel as a director.

Item 6.                          Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated By-laws of the Registrant.
10.1	Credit Agreement, dated as of November 14, 2006, among Physicians Formula, Inc., the lenders party thereto and Union Bank of California, N.A., as administrative agent.
10.2	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Ingrid Jackel.
10.3	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Jeff Rogers.
10.4	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Joseph J. Jaeger.
10.5	Amended Bonus Potential Letter by Physicians Formula, Inc. in favor of Joseph J. Jaeger.
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Joseph J. Jaeger, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS FORMULA HOLDINGS, INC.

/s/ Ingrid Jackel
	By:	Ingrid Jackel
	Its:	Chief Executive Officer (principal executive officer)

/s/ Joseph J. Jaeger
	By:	Joseph J. Jaeger
	Its:	Chief Financial Officer (principal financial officer)

Dated: December 20, 2006