Form 10-K
period 2006-12-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2007-03-16
CIK 1269871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from          to          .

COMMISSION FILE NUMBER:  001-33142

Physicians Formula Holdings, Inc.

(Exact name of registrant as specified in its charter)

DELAWARE	20-0340099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1055 West 8th Street
Azusa, California 91702	(626) 334-3395
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value $0.01 per share	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The registrant consummated its initial public offering on November 14, 2006. Accordingly, as of June 30, 2006, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. As of March 14, 2007, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $242,108,000 (based upon the closing sale price of the common stock on that date on The Nasdaq Global Select Market). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning five percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares of the registrant’s common stock outstanding as of March 14, 2007 was 13,927,055.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Physicians Formula Holdings, Inc. definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006 are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.                BUSINESS

Our Company

We are one of the fastest growing cosmetics companies of the ten largest in the U.S. mass market channel by retail sales. We specialize in developing and marketing innovative, premium-priced products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, rather than focusing on changing fashion trends. Our products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eye liners, brow makeup and mascaras.

We sell our products in the mass market channel to retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 24,000 of the 45,000 stores in which we estimate our  masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 38% of our net sales for the last three years.

We position ourselves as a “masstige” brand within the U.S. mass market channel of the cosmetics industry, which generated $4.8 billion in annual retail sales in 2005 based on Euromonitor data. Our primary product categories are face and eye makeup. We are one of the fastest growing cosmetics brands in the mass market prestige, or “masstige,” market, as we define it, with 26% and 19% growth rates over the prior year periods, based on ACNielsen data for the 52 weeks and 12 weeks ended January 27, 2007, respectively. Based on ACNielsen data, our share of the masstige market at food, drug and mass volume retailers other than Wal-Mart was 7% for both the 52 weeks and 12 weeks ended January 27, 2007.

Our goal is to continue to profitably expand our presence in the mass market channel in the U.S. and abroad. We have grown net sales from $62.3 million in 2004 to $95.4 million in 2006, representing a compounded annual growth rate of 23.8%. We intend to continue to grow by introducing new and innovative products, expanding our U.S. distribution, entering new categories and expanding into new channels and geographic markets.

Our Competitive Strengths

Differentiated Products with Broad Consumer Appeal.   We market a broad selection of functional cosmetics that address everyday skin imperfections, in contrast to traditional cosmetics that primarily address changing fashion trends. One of our core areas of expertise is color correction, which involves the use of opposite colors to neutralize skin imperfections, such as under-eye circles, red blemishes, scars or other skin discolorations. We appeal to a broad consumer base by selling products offering similar quality and benefits as those sold in department stores and high-end specialty retailers at more affordable prices.

Product Innovation.   We consider ourselves a leading product innovator. We have a history of successfully developing new and innovative products and quickly introducing them to the mass market channel. In 1997, we introduced multi-colored face powder to the mass market channel with the launch of Powder Palette®, which continues to be one of our top-selling products today. Other examples of innovative product launches include  Concealer Twins® concealers, Baked Collections® eye shadows and  Magic Mosaic® face powders. Our Mineral Wear® face powder, which we launched in 2005, was the first pressed and multi-colored, mineral face powder sold in the mass market channel. Over the last three years, we have introduced an average of 59 new products each year. Our top three retailer customers stocked, on average, over 90% of our new product launches in 2006.

Strong Quality Perception and Market Positions.   We are a leading cosmetics brand in the mass market channel, with a rapidly growing and loyal consumer base. In a 2005 study commissioned by us, respondents who were aware of a brand were asked to rank their perception of that brand’s quality. We tied for the highest perceived brand quality among masstige cosmetic brands. We support our brand with national advertising in leading women’s magazines, continuous product innovation and attractive point-of-purchase merchandising. Please refer to “—Market Share” for a more detailed discussion.

Compelling Proposition to Retailers.   We believe there is significant and growing demand for our products from key retailers within the mass market channel. Our innovative, high-quality products sell at premium price points and generate above-average return on investment for retailers. Our brand enjoys broad consumer appeal across different age groups and ethnicities and attracts consumers who tend to be affluent. We believe consumer demand for our products has motivated our retailer customers to increase the number of stores in which they sell our products and to increase our assigned shelf space within their stores. In September 2005, we were awarded the  Beauty Supplier of the Year Award by the CVS drugstore chain.

Flexible, Low-Cost Business Model.   We maintain a flexible, low-cost business model that allows us to rapidly change production schedules, adopt new technologies and switch to lower-cost suppliers. We manufacture or assemble substantially all of our products. We do not have long-term contracts with our suppliers but instead purchase components and semi-finished goods from third-party suppliers on an as-needed basis. Our flexible supply chain and manufacturing capabilities increase our speed-to-market for new product launches and allow us to provide high levels of service to retailers.

Experienced Management Team.   Our senior management team has considerable experience and expertise, with an average of 19 years of experience in the cosmetics industry. Ingrid Jackel, our Chief Executive Officer, and Jeff Rogers, our President, have been with Physicians Formula since 1997 and 1991, respectively. The recent addition of Joseph J. Jaeger, who has over 24 years of cosmetics company experience, as Chief Financial Officer in 2004 has enabled the senior management team to continue to manage the business and its objectives.

Our Growth Strategy

We intend to continue to increase our market share and to grow our business by pursuing the following strategies:

Continue to Develop and Introduce New Products.   Over the last three years, we have introduced an average of 59 new products each year, and we intend to introduce a significantly greater number of new products going forward. Our product development team employs a 12-month product development process that incorporates technological advances as well as our core industry knowledge and awareness of global trends. Building on our face and eye makeup expertise, we continue to target under- developed categories to offer consumers innovative and visually appealing products for specific yet common cosmetic needs. We believe our problem-solution approach creates an opportunity to extend new product appeal beyond the life cycles of traditional color cosmetics.

Further Penetrate Existing Retailers and Channels of Distribution.   We believe there are many opportunities to grow our sales to existing retailer customers and to expand our customer base by:

•       expanding retail selling space at stores that currently sell our products;

•       increasing the number of stores in which our existing retailer customers sell our products; and

•       attracting new retailer customers such as food and club stores.

The following table sets forth our estimates of our total distribution, measured by stores multiplied by stock keeping units, or “SKUs,” from 2002 to 2006:

Physicians Formula Store and SKU Count
	2002	2003	2004	2005	2006
Total U.S. Stores	16,600	19,100	19,800	21,700	24,000
Average SKUs per Store	83	89	104	119	134
Total Distribution (SKUs times Stores)	1.4 million	1.7 million	2.1 million	2.6 million	3.2 million

We have increased the number of stores in which we sell our products by 44.6% from 2002 to 2006 and we have increased our total distribution by over 128.6% during the same period. Despite these increases, we believe there are significant opportunities for future growth, as our largest competitors currently sell their products in twice as many stores as we do and have significantly more selling space per store.

Expand into Adjacent Categories with Innovative Products.   We believe our reputation for developing innovative, problem-solution products creates opportunities for us to expand into cosmetics categories in which we do not currently have a significant presence. Our current product lines address only approximately half of the cosmetics categories. We plan to capitalize on our goodwill with retailers and our innovation expertise to expand not only in our current product categories, but also into adjacent cosmetics categories, such as lip and nail. In conjunction with our expansion into adjacent categories, we intend to use cost-effective and integrated marketing strategies in advertising, public relations, promotions, packaging and pricing.

Expand into New Channels and Increase International Presence.   We are actively seeking to expand into new sales channels in order to reach a broader market. We are currently testing sales of a new brand called professional formula on a home shopping television channel. We also intend to expand our presence in our existing foreign markets and in foreign markets not currently served by Physicians Formula.

Continue to Identify Opportunities for Operating Margin Improvement.   We strive to improve our low-cost structure by pursuing cost saving opportunities in the areas of product assembly automation and direct sourcing of components. We are developing an automated assembly line that we believe will reduce labor cost per unit while increasing capacity.

Market, Ranking and Other Data

We position ourselves as a “mass market prestige,” or “masstige,” brand within the U.S. mass market channel of the cosmetics industry. The term “masstige” describes a retail category that includes products that are priced below the high-end prestige segment and above the low-end mass segment and that are distributed through the mass market channel. We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oréal, Max Factor, Neutrogena, Revlon and Vital Radiance. According to ACNielsen data, these brands, other than Vital Radiance and Max Factor, were the only mass-distributed brands whose products had average retail prices 30% or more above the average price for similar products in “food, drug and mass volume retailers other than Wal-Mart” for 52 weeks ended January 27, 2007 and whose retail sales in the mass market channel were over $2 million during the same period. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 30% above the average price for similar products within “food, drug and mass volume retailers other than Wal-Mart” because we do not view them as our principal competitors. We have included Vital Radiance and Max Factor in the  masstige market because we view these brands as principal competitors as a result of their premium-priced brand positioning, notwithstanding the fact that for the 52 weeks ended January 27, 2007, their products did not have an average retail price 30% over the average price for similar products in “food, drug and mass volume retailers other than Wal-Mart”.

The data included in this Annual Report on Form 10-K regarding markets and rankings, including the size of product markets and our relative position and the position of our competitors within these markets, are based on independent industry publications, including ACNielsen, Euromonitor or other published industry sources, as well as management estimates. ACNielsen data does not include Wal-Mart, which is our largest customer. Because we are currently in a smaller percentage of Wal-Mart stores and because we have less shelf space at Wal-Mart stores than we do at our other customers, we believe our share of the masstige market at Wal-Mart is lower than our share of the  masstige market overall.

In addition, ACNielsen data is based on sampling methodology, and extrapolation from those samples, which means that estimates based on that data may not be precise. Our estimates have been based on information obtained from our customers, trade and business organizations and other contacts in the market in which we operate, as well as management’s knowledge and experience in the markets in which we operate. We believe these estimates to be accurate as of the date of this Annual Report on Form 10-K, unless a prior date is indicated or we refer to historical data. However, this information may prove to be inaccurate because of the method by which we obtained some of the data for our estimates or because this information cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in a survey of market size. In addition, consumption patterns and consumer preferences can and do change. As a result, you should be aware that market, ranking and other similar data included in this Annual Report on Form 10-K, and estimates and beliefs based on that data, may not be accurate.

Products

We develop, manufacture and market a broad selection of products in various cosmetics categories. The following table sets forth the core categories in which we compete and selected examples of products we manufacture within those categories.

Category	Product Lines	Representative Products
Face Makeup	• Face Powders	• Powder Palette® , Magic Mosaic®, Mineral Wear®
	• Bronzers	• Powder Palette®, Pearls of Perfection®, Summer Eclipse®, Shimmer Strips, Baked Bronzer®, Solar Powder , Magic Mosaic®
	• Concealers	• Gentle Cove®r Concealer, Concealer 101®, Concealer Twins®, CoverToxTen50™
	• Blushes	• Planet Blush®, Powder Palette®
	• Foundation	• Mineral Wear™
Eye Makeup	• Eye Shadows	• Baked Collection®, Matte Collection Quad Eye Shadow, EyeBrightener®
	• Eye Liners	• Eye Definer Felt-Tip Eye Marker, Eye Definer
	• Brow Makeup	• Fineline® Brow Pencil, Brow Corrector®
	• Mascara	• Lash-in-a-Tube®

Face makeup.   The face makeup category is our largest category, accounting for approximately 73% of our net sales in 2006. We divide this category into face powders, bronzers, concealers, face color (blush) and foundation. Our face powders and bronzers typically address minor imperfections and require a one-step application. Our concealers and neutralizers use color correction to address more significant imperfections, such as under-eye circles, blemishes, scars, birthmarks and post-cosmetic surgery. Our compact and liquid foundations address uneven skin tone and provide skin protection.

Face powders can be used over foundation or alone, to minimize shine, discolorations and imperfections, creating a smoother, more even skin tone. Based on ACNielsen data for the 12 weeks ended

January 27, 2007, we are a leader in the face powders category with an approximate 36% share in the masstige market, as we define it, and our share has increased approximately 27 percentage points over the prior-year period. We also currently market one of the best selling face powders in the masstige market. Two examples of our face powder products are Powder Palette®, a multi-colored face powder based on color correction principles, and Mineral Wear®, a pressed and multi-colored mineral face powder developed for sensitive and breakout-prone skin.

Bronzers enhance skin tone to provide a “sunkissed” look without the damaging effects of the sun. In 1997, we introduced bronzers, a product formerly offered primarily by department stores for the summer season, to the mass market channel, and have since expanded our product offering to include a full, year-round bronzer selection. Based on ACNielsen data for the 12 weeks ended January 27, 2007, we are a leader in the bronzers category with an approximate 64% market share in the masstige market, as we define it. Our bronzers include Baked Bronzer®, a wet/dry bronzer baked on Italian terra cotta tiles launched in 2004, Solar Powder, a multi-colored bronzer with SPF20 launched in 2005 and Shimmer Strips, a multi-colored, shimmering bronzer launched in 2006.

We introduced our concealing correction tools to the mass market channel in 1993, and have continued to introduce new concealing correction products. Two examples of our concealer products are Concealer Twins® and Covertoxten50™. We currently have a broad range of yellow, green and flesh tone concealers aimed at correcting skin imperfections, from dark under-eye circles to red blemishes, scars, birthmarks or post-cosmetic surgery discolorations.

We offer powder and cream blushes that contour the face and accentuate cheekbones with soft color. In 2001 we introduced Planet Blush® and have since expanded in this category. Based on ACNielsen data for the 12 weeks ended January 27, 2007, we had an approximate 16% share of blush in the masstige market, as we define it, and our share has increased by approximately 18% over the prior-year period.

Foundations, with face powders or alone, provide all over coverage and minimize uneven skin tone. Two examples of our foundation products are Mineral Wear®, a foundation designed to reduce skin irritation and breakouts, and Beauty Spiral®, a light-coverage foundation designed to provide a brightening effect. We intend to expand in foundation, which is one of the largest cosmetics categories.

Eye makeup.   The eye makeup category is our second largest category, accounting for approximately 23% of our net sales in 2006. The category consists of four categories such as eye shadows, eye liners, brow makeup and mascara. Our eye makeup includes Baked Collection®, a wet/dry eye shadow trio, Eye Definer Felt-Tip Eye Marker, Fineline® Brow Pencil and Lash-in-a-Tube® mascara. Based on ACNielsen data for the 12 weeks ended January 27, 2007, we had an approximate 5% share of the masstige market, as we define it, in each of the brow makeup and eye shadow categories. We intend to offer more eye makeup products if we are able to increase our space in retail stores.

Other.   We introduced Plump Palette®  Plumping Lip Color in 2005 and Plum Potion™ in 2006. We plan to offer new lip products, applying the same level of innovation and functionality to the lip category as we do in our core categories. All other categories accounted for approximately 4% of our net sales in 2006.

Market Share

The following table sets forth the market position and approximate share, based on retail sales, of our products in selected categories within the masstige market, as we define it, based on ACNielsen data for the 12 weeks ended January 27, 2007 and 52 weeks ended January 27, 2007.

	12 Weeks Ended January 27, 2007		52 Weeks Ended January 27, 2007
	Masstige Ranking(2)	Masstige Share(3)	Masstige Ranking(2)	Masstige Share(3)
Face
Face Powders	1	36%	1	37%
Bronzers(1)	1	64%	1	66%
Concealers	4	17%	4	18%
Blush	3	16%	3	16%
Foundation	7	1%	7	1%
Eye
Eye Shadows	5	10%	5	9%
Eye Liners	4	7%	4	7%
Brow Makeup	4	8%	4	9%
Mascara	6	2%	6	2%

(1)          Bronzers are a subcategory of face powders.

(2)          We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oréal, Max Factor, Neutrogena, Revlon and Vital Radiance. According to ACNielsen data, these brands, other than Vital Radiance and Max Factor, were the only mass-distributed brands whose product had average retail prices 30% or more above the average price for similar products in food, drug and mass volume retailers other than Wal-Mart for the 52 weeks ended January 27, 2007 and whose average retail sales in the mass market channel were over $2 million during the same period. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 30% above the average price for similar products within food, drug and mass volume retailers other than Wal-Mart because we do not view them as our principal competitors. Please refer to “Market, Ranking and Other Data” on page 3 for a more detailed discussion.

(3)          ACNielsen data does not include Wal-Mart, our largest customer. Because we are currently in a smaller percentage of Wal-Mart stores and because we have less shelf space at Wal-Mart stores than we do at our other customers, we believe our share of the masstige market at Wal-Mart is lower than the percentages reflected in this table and could affect our rankings.

Competition

The cosmetics industry is highly competitive. We compete on the basis of brand awareness, product functionality, design, quality, pricing, marketing, order fulfillment and delivery. Our competitors include a number of multinational manufacturers, some of which are larger and have substantially greater resources than we do, and which may therefore have the ability to spend more aggressively on advertising and promotion and have more flexibility to respond to changing business and economic conditions. Our products also compete with similar products sold in prestige channels such as department stores, high-end specialty retailers, door-to-door, through television and infomercials or through mail-order or telemarketing by representatives of direct sales companies. Our principal competitors in the masstige market, as we define it, include L’Oréal S.A. (L’Oréal), Revlon, Inc. (Revlon, Vital Radiance and Almay), The Procter & Gamble Company (Max Factor) and Johnson & Johnson (Neutrogena).

Distribution Channels and Retailer Customers

We currently sell our products in approximately 24,000 stores in the U.S. to over 70 different retailers in the food retail, drug chain, mass volume, specialty retail and wholesale channels. We also sell our products internationally. Our top ten U.S. customers represented approximately 84% of our gross sales in 2006. Sales to Wal-Mart, CVS, Walgreens and Target accounted for an aggregate of 67% of our gross sales in 2006, with sales to each of these customers accounting for greater than 10% of our gross sales in 2006.

We do not enter into long-term or exclusive contracts with our customers. Sales to our customers are generally made pursuant to purchase orders. We seek to enhance our customer relationships by regularly updating our product offering, delivering our products on time and providing consistent marketing support, category management services and customized trade allowance programs. Our customers expect quick response times on standard orders, and we do not have a material order backlog.

We entered the Australian market in 1994 and the Canadian market in 1998. Australia and Canada represented approximately 7% of our net sales in 2006.

We did not have any backlog orders as of December 31, 2006.

New Product Development

We introduce a significant number of products each year and believe it is critical to our continued growth that we continue to do so. We seek to be first-to-market in the mass market channel with many of our products.

Our new product development team consists of marketing, research and development, packaging, engineering and global sourcing professionals. Our team employs a 12-month product development process that incorporates our core industry knowledge, awareness of global trends and technological advances and sensitivity to retail needs. Members of our new product development team attend the principal industry trade shows in the U.S., Europe and Asia. We spent $462,000, $477,000 and $776,000, on research and development in 2004, 2005 and 2006, respectively.

We believe we are broadly recognized as a leading innovator in the masstige market. Our products have received awards and editorial recognition, including “Favorite Concealer” (with four others) by Child Magazine in September 2004, “Best Liquid Eyeliner” by  SELF magazine in May 2006, “Beauty Editors’ Drugstore Favorite” in Glamour magazine in July 2006 and “Best in the Beauty Aisles” by Good Housekeeping in July 2006.

Marketing and Sales

We position ourselves as a masstige cosmetics company and market our products to consumers in the U.S. mass market channel and other channels outside the U.S. Our consumer marketing includes print and television advertising as well as point-of-sale merchandising, including displays, promotions and samples and non-traditional advertising, such as bus sides and taxi tops.

Our advertising strategy includes print in major beauty or women services publications in the U.S. and Canada, spot television advertisements in our strongest markets, the Times Square Videotron in New York City, and free standing inserts in Sunday newspapers. We feature differentiated and iconic images in our print campaigns and lighthearted, situational television commercials. We are planning on testing an infomercial in 2007.

We take a proactive approach with our retailer customers. Members of our sales team maintain constant communication with their accounts and visit our customers frequently to discuss recent point-of-sale data and trends. In addition, the sales team regularly reviews recent performance, new product initiatives and opportunities for additional space and distribution. Our sales team provides the marketing department with market information and customer feedback, works closely with our marketing department in developing customized advertising and promotional programs and reviews estimates of demand for the production planning process.

We maintain a web site at www.physiciansformula.com that features current product and promotional information to educate and inform consumers about our products. Our web site is updated regularly to stay current with our new product offerings.

Packaging and Merchandising

We design our retail selling space layout and provide retailers with permanent fixtures and point-of-purchase displays to emphasize a strong, consistent message to consumers. We also design most of our primary and secondary packaging. Primary packaging includes compacts, jars, tubes and pencils and secondary packaging includes boxes, blister packaging and clam-shell packaging in which our products are sold. We believe our uniquely designed product displays and packaging provide an immediate visual impact while serving as an important merchandising, communication and education tool.

Raw Materials and Suppliers

We purchase raw materials, components, such as plastic compact containers, plastic tubes or brushes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from foreign and U.S. suppliers. Nine of our top 15 suppliers, which includes U.S. brokers that purchase on our behalf, are located in Europe or Asia. These nine foreign suppliers represented approximately 52% of our purchases of raw materials, semi-finished goods and components in 2006. We purchase a significant portion of our powders from suppliers in Italy and our components from suppliers in China. Our suppliers range from small family-owned businesses to large multinational corporations. We maintain relationships with a broad base of manufacturers in an effort to utilize those with the latest technologies and highest quality standards and to benefit from their knowledge of the newest manufacturing techniques. We recently implemented a strategy that enables us to source components directly from Asian manufacturers, thereby eliminating a broker mark-up.

We generally do not have long-term or exclusive agreements with our suppliers. We do not have long-term contracts with our suppliers but instead purchase raw materials, components and semi-finished goods from third-party suppliers on an as needed basis. We maintain our supplier relationships on arms-length terms. We have not experienced any difficulty obtaining raw material, components or semi-finished goods and we believe we currently have adequate sources for our anticipated future production needs. We believe we have good relationships with our suppliers and that there are alternative sources in the event that one or more of these suppliers is unavailable. We continually review our needs against the capacity of our suppliers to ensure that we are able to meet our production goals, manage costs and operate efficiently.

Manufacturing

We manufacture our products at two facilities located in City of Industry, California, which is 20 miles east of Los Angeles and at a temporary manufacturing facility in Irwindale, California. The adjoining facilities in City of Industry are approximately 25,000 and 20,000 square feet, respectively, and are both leased under a five-year contract that expires in December 2007. We expect to renew the City of Industry facilities leases during 2007. The Irwindale facility is approximately 37,000 square feet and is leased under a short-term lease expiring in April 2007. We expect to enter into a new lease for approximately 60,000 to 75,000 square feet upon the expiration of the Irwindale facility lease. Our manufacturing consists of compounding and assembly. Currently, our compounding process is manual and requires highly skilled labor for weighing materials and compounding materials. We rely on four assembly lines in our main assembly area. We are developing an automated assembly line that we believe will reduce labor cost per unit while increasing capacity.

Distribution

We distribute our products from a 62,000 square foot distribution facility in Azusa, California, which is 24 miles east of Los Angeles. This facility is leased under a five-year contract that expires in December 2007. On March 7, 2007, we entered into a three-year lease renewal contract with the landlord of the Azusa facility that expires in December 2010.

At our distribution center we:

•                    store finished goods;

•                    pick and pack for all domestic and international customer orders;

•                    receive and store raw and component inventory for our City of Industry manufacturing facility;

•                    conduct quality control for manufactured and assembled products;

•                    process and store returns; and

•                    assemble promotional displays.

We have also negotiated the use of space at a third-party warehousing company to handle fluctuations in our inventory levels, which are significantly greater during the first and fourth quarter of each year. During peak periods, we rely on third-party logistics providers to ship some of our products to our retailer customers.

Patents and Trademarks

The major trademark used in our business is Physicians Formula, with many of our products sold under this brand. We have registered or applied to register many of our product trademarks in the United States. We have also registered the Physicians Formula trademark in over 40 foreign countries. We consider the protection of our trademarks and trade name to be an important element of our business. We have filed with the Trademark Trial and Appeal Board of the United States Patent and Trademark Office a petition for cancellation of the registered trademark Physicians Complex issued to Cosmed, Inc. for cosmetics products sold primarily on the Internet. As of December 31, 2006, we had approximately 153 registered U.S. and foreign trademarks that we intend to maintain, and we had approximately 37 trademark applications pending. Our registered trademark rights exist for as long as the trademark is used for the identified goods or services and we continue to renew the registered trademark.

We also protect some of our packaging and component concepts through design patents. We consider proprietary technology and patent protection to be an important element of our business. As of December 31, 2006, we had approximately 31 design patents issued and approximately 8 design patents pending. Our design patents expire between 2015 and 2020.

We are involved in various intellectual property claims and legal actions arising in the ordinary course of business. While the effect of the final resolutions of these matters is not known, we believe that they will not have a material adverse effect on our results of operations, liquidity or financial condition.

Management Information Systems

We use information technology systems to manage financial and administrative functions, including general ledger, accounts receivable, accounts payable, personnel, payroll and tax management. The majority of our customer orders and shipments are handled through electronic data interchange systems to enable electronic exchange of order, status, invoice and financial information with our customers.

We utilize an IBM AS/400 computer located at our Azusa facility and fourteen IBM servers. The IBM AS/400 is used to run our enterprise resource planning applications. The servers are used for office document processing, electronic mail, security, virus protection and electronic interchange transactions. As a safeguard against a catastrophic event, we duplicate our files at the end of each day and transport those back-up files the following day to our City of Industry location. The IBM AS/400 may not be sufficient to handle our anticipated future growth and we are considering replacing it in the near future.

Seasonality

Our sales are seasonal primarily as a result of the timing of introduction of our new products. Our net sales are typically higher from December through April, which corresponds to the shipment period for our new products. Our manufacturing and distribution operations typically operate near or at peak capacity during the first and fourth quarters in conjunction with our shipment of new products. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability—Seasonality.”

Employees

As of December 31, 2006, we employed approximately 153 full-time and 18 part-time employees. In addition, we subcontracted for approximately 360 workers through a temporary staffing agency. During the course of the year, we typically utilize between 150 and 450 subcontracted workers depending on seasonal fluctuations in demand for our products.

As of December 31, 2006, none of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory.

Regulation

We and our products are subject to regulation by the U.S. Food and Drug Administration, or the “FDA,” the U.S. Federal Trade Commission, or the “FTC,” as well as various other Federal, state, local and foreign regulatory authorities. These regulations principally relate to the safety of our ingredients and proper labeling, advertising, packaging and marketing of our products. We believe that we are in substantial compliance with these regulations. Our manufacturing facilities in California are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreen.

Under the Federal Food, Drug and Cosmetic Act, or the “FDCA,” cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. Cosmetics are not subject to pre-market approval by the FDA, but the product and ingredients must be tested to assure safety. If safety has not been adequately substantiated, a specific label warning is required. The FDA monitors compliance of cosmetic products through random inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false or misleading labeling nor are manufactured under unsanitary conditions. Inspections also may occur from consumer or competitor complaints filed with the FDA. In the event the FDA does find false or misleading labeling or unsanitary conditions or other failures to comply with FDA requirements, our distribution channel may be affected by a possible product recall or insufficient product in the marketplace resulting in reduced product sales and revenue to us and increased costs to our operations.

The FDA utilizes an “intended use” doctrine to determine whether a product is a drug or cosmetic by the labeling claims made for the product. If a cosmetic product is intended for a disease condition or to affect the structure or function of the human body, the FDA will regulate the product as a drug rather than as a cosmetic. The product will then be subject to all drug requirements under the FDCA including possible pre-approval by the FDA of the product before future marketing. The labeling of cosmetic products is subject to the requirements of the FDCA, Fair Packaging and Labeling Act, Poison Prevention Packaging Act and other FDA regulations. If the FDA considers label claims for our cosmetic products to be claims affecting the structure or function of the human body, our products may be regulated as drugs. If our products were regulated as drugs by the FDA, we would be required to conduct clinical trials to demonstrate safety and efficacy of our products in order to continue marketing those products. However, we may not have sufficient resources to conduct any required clinical studies and because clinical trial outcomes are uncertain we may not be able to demonstrate sufficient efficacy or safety data to resume future marketing of those products. The FDA may change the regulations as to any product category, including our sunscreen drug products, requiring a change in labeling, product formulation or analytical testing. However, we may not have sufficient resources to conduct any required analytical testing, reformulate the product or make required label changes, possibly resulting in an inability to resume marketing these products. Any inquiries or investigations from the FDA, FTC or other foreign regulatory authorities into the regulatory status of our cosmetic products and any subsequent interruption in the marketing and sale of those products could severely damage our brands and company reputation in the marketplace.

Environmental

We are subject to a broad range of frequently changing Federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the handling and disposal of, and exposure to, hazardous substances and the investigation and remediation of contamination resulting from the release of hazardous substances. We believe that our business, operations and facilities are in material compliance with all applicable environmental, health and safety laws and regulations, and future expenditures will be necessary in order to maintain such compliance.

The shallow soils and groundwater below our City of Industry facility were contaminated by the former operator of the property. The former operator performed onsite cleanup and we anticipate that we will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, we believe the cost, which we are not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to us in the past, and that we believe remain financially able to do so.

The facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. We, along with many others, were named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). We entered into a settlement with another PRP at the site, pursuant to which, in return for a payment we have already made and that was fully indemnified and paid by a second company, the other PRP indemnified us against most claims for PVOU contamination. We expect to enter into a consent decree with EPA and the other PRP that will resolve our liability for the cleanup of regional groundwater contamination without any payment by us to EPA. Depending on the scope and duration of the cleanup, we may be required to make further payments to the other PRP for regional groundwater remediation costs. We estimate the amount of any such additional payments would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. We expect any such additional payments by us to be covered by indemnities given to us by other companies. Those companies may contest their indemnity obligation for these payments. We believe the companies are financially able to pay the liability. Because we believe it is not probable that we will be held liable for any of these expenses, we have not recorded a liability for such potential claims.

We are also one of approximately 25 parties considered potentially liable by a regional water authority for alleged contamination of two of that water authority’s wells. We are fully indemnified for this liability under a past settlement with a private company. The indemnity is not materially limited and we do not believe it would be contested. We believe the company is financially able to pay the liability. Because we believe it is not probable that we will be held liable for any of these expenses, we have not recorded a liability for such potential claims for alleged contamination of the area’s potable water supply.

As described above, our liability for these contamination matters and related claims has been substantially covered by third-party indemnities and resolved by prior settlements, and borne by prior operators of the facility, their successors and their insurers. We are, however, attempting to recoup approximately $0.7 million in defense costs from one of these indemnitors. These costs have been expensed as paid by us and are not recorded in our consolidated balance sheets.

ITEM 1A.        RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K before making a decision to invest in our common stock. If any of the following risks occur, our business, results of operations and financial condition may be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

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

We depend on a small number of core retailer customers for a majority of our sales, including Wal-Mart, CVS, Walgreens and Target. Sales to these four retailer customers accounted for an aggregate of 67% of our gross sales in 2006, with sales to each of these customers accounting for greater than 10% of our gross sales in 2006. None of our customers is under an obligation to continue purchasing products from us in the future. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. In the future, retailers in the mass market channel may undergo restructurings or reorganizations, realign their affiliations, close stores or otherwise suffer losses, any of which could decrease their orders for our products. The loss of one or more of our customers that, individually or in the aggregate, accounts for a significant portion of our sales, any significant decrease in sales to those customers, any significant decrease in our retail selling space in any of those customers’ stores, an interruption or decline of our customers’ business or a successful demand by those customers that we decrease our prices would reduce our sales and harm our business.

Fluctuations in buying decisions of our retailer customers, the trend toward retail consolidation and changing policies and demands of our customers could harm our business.

We currently sell our products primarily in the mass market channel. Consequently, our sales are affected by fluctuations in the buying patterns of our retailer customers and consumers who shop in the mass market channel. These fluctuations may result from economic conditions or other factors. In addition, with the growing trend towards retail consolidation, we are increasingly dependent upon a few leading retailers, such as Wal-Mart, CVS, Walgreens and Target, whose bargaining strength continues to grow due to their size. These customers have demanded, and may continue to demand, increased service and order accommodations. For example, for our Mineral Wear products, our customers have demanded new permanent fixtures, which are wall merchandising fixtures located in retail stores that display products. Our customers have also demanded assistance with installation of new permanent fixtures and resets of our wall displays, which typically requires us to hire a third-party vendor to provide these services. Our customers could also demand incremental trade allowance investments such as cash discounts, markdown allowances, in-store retailer advertising, coupon expense and other miscellaneous retailer allowances, and could require us to invest in radio frequency identification, an automatic data capture technology that uses “smart tags” attached to inventory for purposes of inventory control, or source tagging, a security tag attached to inventory. Our customers could also demand price decreases that would negatively impact our margins. As a result, we may face substantially increased expenses to meet these demands, which would reduce our margins. We also may be negatively affected by changes in the policies and demands of our retail customers relating to service levels, inventory de-stocking or limitations on access to wall display space.

If our products do not appeal to a broad range of consumers, our sales and our business would be harmed.

Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales will decline. In addition, our growth depends upon our ability to develop new products through new product lines, product line extensions and product improvements, which involve numerous risks. New product launches are essential to our continued growth. New products have contributed, on average, approximately 38% of our net sales for the last three years and approximately 44% of our net sales in 2006. As we grow, our reliance on new products may increase. We may not be able to accurately identify consumer preferences, translate our knowledge into consumer-accepted products or successfully integrate new products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development or marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our operating results. Unsuccessful product launches could also result in increased inventory write-downs. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We may not be able to successfully develop new products in the future, and our newly developed products may not contribute favorably to our operating results.

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

As a result of the initial public offering, we have become subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and the Sarbanes-Oxley Act of 2002. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As a result, we will incur significant legal, accounting and other expenses that we have not incurred as a nonpublic company. We expect that, because of these additional expenses, our general and administrative expenses will exceed those incurred in 2006. However, we cannot predict or estimate with certainty the amount of the additional costs that we may incur, the timing of such costs or the degree of impact that our management’s attention to these matters will have on our business. In the fourth quarter of 2006, we hired one full time employee to assist with public company reporting requirements and, in the first quarter of 2007, we hired one more full time employee to work on Sarbanes-Oxley Act compliance. Hiring and supporting new employees could result in significant costs to us.

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

Our ability to succeed depends on our ability to grow our business while maintaining profitability. Introducing new products and expanding our distribution have contributed significantly to our recent results, but we must continue to develop new and innovative products and expand our distribution in order to maintain our growth and profitability. We are heavily dependent on new products, which have contributed, on average, approximately 38% of our net sales in the last three years and approximately 44% of our net sales in 2006. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including, without limitation:

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

We have grown rapidly, with our net sales increasing from $62.3 million in 2004 to $95.4 million in 2006. Our growth has placed, and will continue to place, a strain on our management team, information systems, labor, assembly and distribution capacity and other resources. We are currently running two shifts at our City of Industry facilities. We expect to use some outsourced manufacturing in the fourth quarter of 2007 and first quarter of 2008 to meet anticipated demand. Outsourcing manufacturing could impact our ability to maintain our quality standards, which could harm our reputation. We could also be forced to extend the second shift or add a third shift in the fourth quarter of 2007 and first quarter of 2008, which would be more expensive and would negatively affect our operating margins. We have leased additional temporary space for manufacturing assembly and component storage and we expect to maintain additional manufacturing assembly and component storage space through 2007 and beyond, which could negatively affect our operating margins. We may experience additional constraints on capacity in the future. If we are unable to effectively address our capacity constraints or manage our future growth, our failure to do so would harm our business, results of operations and financial condition.

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

We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could expose us to the following risks, among others:

•       we may be required to defend against infringement claims which are expensive and time consuming;

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

Our ability to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. We estimate that our net working capital requirements will increase by $12.8 million, or approximately 65.3%, to $32.4 million in 2007 from $19.6 million in 2006 due primarily to the impact of our sales growth on our receivables and inventory levels. We have budgeted capital expenditures of $2.5 million for 2007, compared to $1.0 million in 2006. This increase is due to incremental spending on several important projects, including the partial payment for an automated assembly line, investment in our information technology infrastructure and improvements to our warehouse distribution systems.

Our ability to generate future cash flow is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will continue to generate cash flow from operations at current levels or that our cash needs will not increase beyond what we currently anticipate our cash needs to be. If we had to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In addition, certain of our stockholders can require us to register additional shares of common stock held by them pursuant to a registration agreement. A registration and subsequent sale of common stock by such stockholders could result in a decreased market for our equity which would harm our ability to raise additional capital in the equity markets. If we cannot obtain adequate capital on favorable terms or at all, we may be unable to support future growth or operating requirements and, accordingly, our business, financial condition or results of operations would suffer.

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

The automation of our assembly line and any other efficiency improvements we may undertake could involve substantial investments and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. Our implementation costs for the automated assembly line may turn out to be substantially higher than we currently estimate, and we may not fully achieve our expected cost savings within the anticipated time frame, if at all. We expect to experience some capacity constraints at our product assembly facility in the fourth quarter of 2007 and first quarter of 2008, and our failure to successfully implement efficiency improvements and capacity expansion could result in additional capacity constraints in the future. Failure to implement this efficiency improvement would result in increased costs which would reduce our margins and harm our business.

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

We pay the 150 to 450 workers provided to us by a third-party staffing service the California minimum wage, which is currently $6.75 per hour. On September 12, 2006, the State of California adopted legislation to increase the California minimum wage. Effective January 1, 2007, the California minimum wage increased to $7.50 per hour and will increase to $8.00 per hour on January 1, 2008. In addition, the increase in the minimum wage may lead to an increase in wages to our hourly employees who are currently paid above minimum wage. We expect the combined effect of these changes in wages to increase our cost of sales by approximately $450,000 in 2007 and by approximately $300,000 in 2008.

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

Two of our facility leases expire on or before December of 2007. If we are unable to renew these leases on favorable terms or move to new facilities, our costs could increase, which would harm our business, results of operations and financial condition.

The leases for our facilities in City of Industry expire in December 2007 and our short-term lease for our facility in Irwindale, California expires in April 2007. Whether we lease new facilities or remain in those facilities, we could be subject to increased rental rates. If we lease new manufacturing facilities, the costs associated with moving from our City of Industry facilities could be substantial. In addition, any move would be costly and could disrupt our operations and ability to meet our obligations to our retailer customers.

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

Our business is subject to numerous laws and regulations. The formulation, manufacturing, packaging, labeling, registration, advertising, distribution, importation, storage and sale of our cosmetic products are subject to extensive regulation by various Federal agencies, including the U.S. Food and Drug Administration, or the “FDA,” the U.S. Federal Trade Commission, or the “FTC,” the U.S. Environmental Protection Agency, or the “EPA,” and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Our City of Industry, California facilities are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreen. Failure by us or our manufacturers to comply with those laws and regulations could lead to enforcement action and the imposition of significant penalties or claims, resulting in significant loss of sales, and could have a negative effect on our business, results of operations and financial condition. If we fail to comply with Federal, state or foreign laws and regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of certain products, initiate product recalls, change product labeling, packaging or advertising or take other corrective actions. Any of these actions could harm our business, financial condition and results of operations. In addition, the adoption of new laws or regulations or changes in the interpretations of existing laws or regulations may result in significant compliance costs or discontinuation of products. Our failure to comply with FDA, FTC, EPA or state laws and regulations, or with laws and regulations in foreign markets, that cover our advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially adversely affect the distribution and sale of our products and our business.

Under the Federal Food, Drug, and Cosmetic Act, or “FDCA,” cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. Cosmetics are not subject to pre-market approval by the FDA but the product and ingredients must be tested to assure safety. If safety has not been adequately substantiated, a specific label warning is required. The FDA monitors compliance of cosmetic products through random inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false or misleading labeling nor are manufactured under unsanitary conditions. Inspections also may occur from consumer or competitor complaints filed with the FDA. In the event the FDA does find false or misleading labeling or unsanitary conditions or otherwise a failure to comply with FDA requirements, our distribution channel may be affected by a possible product recall or insufficient product in the marketplace resulting in reduced product sales and revenue to us and increased costs to our operations.

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

Our manufacturing facility must be regularly inspected and approved by the FDA because we manufacture products that contain FDA-regulated ingredients. All processes, methods and equipment must be compliant with current Good Manufacturing Practices, or “cGMP,” approved by the FDA, and cGMP requires extensive audits of vendors, contract laboratories and suppliers. The cGMP requirements govern quality control of the manufacturing process, documentation policies and procedures. In complying with cGMP, we are obligated to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from customers purchasing our product and we could be subject to possible regulatory action. If an inspection by the FDA or state or other foreign regulatory authority indicates that there are deficiencies, we would be required to take remedial actions or our facility may be closed, and we may be subject to additional enforcement activity.

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

Some of our foundations and concealers are considered over-the-counter, or “OTC,” drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a monograph system that specifies active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are OTC drugs are not in compliance with the applicable FDA monograph, we would be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product or (iii) cease to sell such product until we receive further FDA approval. If more stringent regulations are promulgated, we may not be able to comply with such statutes or regulations without incurring substantial expense. In addition, OTC drug products must be manufactured in accordance with pharmaceutical good manufacturing practice regulations. Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA as well as regular and ongoing inspections. In addition, inspections may be commenced as a result of consumer or competitor complaints related to our products. Corresponding state agencies may also inspect our facility to ensure strict compliance with drug good manufacturing practices and other government regulations and corresponding foreign standards. We have minimal control over third-party manufacturers’ compliance with these regulations and standards. If the

FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer’s operations, seize products, or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

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

Our City of Industry facility was contaminated, and subsequently remediated, by the former operator of the property. In addition, the facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” of the San Gabriel Valley Superfund Site. We, along with many others, were named a potentially responsible party for the regional contamination by the United States Environmental Protection Agency. We are also one of approximately 25 parties considered potentially liable by a regional water authority for alleged contamination of the area’s potable water supply. To date, our liability for these matters has been substantially covered by indemnities and resolved by prior settlements, and borne by prior operators of the facility and the business, one of their successors and one of their insurers. We are, however, attempting to recoup approximately $0.7 million in defense costs from one of our indemnitors. These costs have been expensed as paid by us and are not recorded in our consolidated balance sheets. We may be subject to additional claims resulting from the historical site contamination and regional contamination. We have not established a reserve for additional claims, as we believe that it is not probable that we will be held liable for any of these claims. Failure by one or more of the responsible parties and/or our indemnitors to honor their obligations could cause us to incur liability which could be material.

We rely heavily on a staffing service to provide us with workers and could face significant employment claims that could harm our reputation, business, results of operations or financial condition.

We have contracted with a staffing service to supply us with workers. The number of workers supplied by the staffing service varies between a minimum of approximately 150, and up to 450, based on seasonal demands for our products. Actions taken by these workers or the agency that provides them to us could subject us to significant liability. An inherent risk of using workers supplied by a third party is that we may face possible claims of employment of undocumented workers, claims of violations of the National Labor Relations Act, discrimination or harassment, claims under health and safety regulations and other related claims. We may also be subject to claims that these workers should be deemed our employees for ERISA, federal taxation or other purposes. Any of these claims could require us to pay substantial fines and monetary damages. In addition, we could face negative publicity that would harm our brand. Any of these negative consequences would harm our reputation, business, results of operations or financial condition.

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

Our freight cost is impacted by changes in fuel prices through surcharges and price increases. Fuel prices and surcharges affect freight cost both on inbound shipments from our suppliers to our assembly and distribution facilities and on outbound freight from our distribution center to our retailer customers. For example, fuel surcharges from one of our major freight carriers increased the outbound freight costs charged by them by 17.8% for 2006. We have experienced similar increases from other carriers. Increases in fuel prices and surcharges and other factors may increase freight costs and thereby increase our cost of sales and selling, general and administrative expenses.

We are subject to a variety of social, political and economic risks associated with doing business outside of the United States.

For the year ended December 31, 2006, approximately 7% of our net sales were attributable to our business in Canada and Australia. In addition, nine of our top 15 suppliers, which includes U.S. brokers that purchase raw materials, semi-finished goods and components on our behalf, are located in Europe or Asia. These nine foreign suppliers represented approximately 52% of our purchases of raw materials, semi-finished goods and components in 2006. In particular, we purchase significant portions of our powders from suppliers in Italy and our components from suppliers in China. We may encounter risks of doing business outside of the United States including:

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

Risks Related to Our Common Stock

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

Entities affiliated with Summit Partners have the ability to significantly influence our business, which may be disadvantageous to other stockholders and adversely affect the trading price of our common stock.

Based on the number of shares outstanding as of December 31, 2006, entities affiliated with Summit Partners (the “Summit Partners investors”), collectively, beneficially own approximately 28% of our outstanding common stock. As a result, these stockholders, acting together, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. In addition, these stockholders may have interests that are different from ours.

The Summit Partners investors could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. Moreover, this concentration of stock ownership may make it difficult for other stockholders to replace management. In addition, this significant concentration of stock ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with significant or controlling stockholders. This concentration could be disadvantageous to other stockholders with interests different from those of our principal stockholders and the trading price of shares of our common stock could be adversely affected.

The Summit Partners investors do not have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do.

Under our amended and restated certificate of incorporation, none of the Summit Partners investors or any director, officer, stockholder, member, manager or employee of the Summit Partners investors will have any duty to refrain from engaging directly or indirectly in the same or similar business activities or lines of business that we do. In the event that any Summit Partners investor acquires knowledge of a potential transaction or matter which may be a corporate opportunity for itself and us, our amended and restated certificate of incorporation provides that the Summit Partners investor will not have any duty to communicate or offer such opportunity to us and will not be liable to us or our stockholders for breach of any fiduciary duty relating to such corporate opportunity.

Anti-takeover provisions in our amended and restated certificate of incorporation and by-laws and under the laws of the State of Delaware could impede an attempt to replace or remove our directors or otherwise effect a change of control of our company, which could diminish the value of our common stock.

Our amended and restated certificate of incorporation and by-laws contain provisions that may make it more difficult for stockholders to replace directors even if the stockholders consider it beneficial to do so. In addition, these provisions could delay or prevent a change of control that a stockholder might consider favorable. For example, these provisions may prevent a stockholder from receiving the benefit from any premium over the market price of our common stock offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future. In addition, Section 203 of the Delaware General Corporation Law may limit the ability of an “interested stockholder” to engage in business combinations with us. An interested stockholder is defined to include persons owning 15% or more of any class of our outstanding voting stock.

Our amended and restated certificate of incorporation and by-laws contain the following provisions that could have an anti-takeover effect:

•       stockholders have limited ability to call stockholder meetings and to bring business before a meeting of stockholders;

•       stockholders may not act by written consent;

•       directors may only be removed from office for cause and by the affirmative vote of the holders of at least 66 2/3% of the total votes eligible to be cast in the election of directors;

•       our board of directors may authorize the issuance of preferred stock with such rights, powers and privileges as the board deems appropriate.

These provisions may make it difficult for stockholders to replace management and could have the effect of discouraging a future takeover attempt which is not approved by our board of directors but which individual stockholders might consider favorable.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                PROPERTIES

The following table sets forth our principal facilities as of December 31, 2006. The first three of these facilities are leased under five-year lease contracts that expire in December 2007 and the fourth of these facilities was recently leased under a short-term lease expiring in April 2007. On March 7, 2007, we entered into a three-year lease renewal contract with the landlord of the Azusa facility that expires in December 2010.

Location	Use	Approximate Square Footage	Ownership Interest
Azusa, California	Corporate office, distribution	82,000	Lease
City of Industry, California	Manufacturing	20,000	Lease
City of Industry, California	Manufacturing / office	25,000	Lease
Irwindale, California	Manufacturing	37,000	Lease

We believe that these facilities are adequate for our current needs, but that we will soon require additional space. We believe that we will be able to identify and secure additional space to support our future growth on acceptable terms. We expect to enter into a new lease for approximately 60,000 to 75,000 square feet upon the expiration of the Irwindale facility lease and renew the City of Industry leases during 2007.

ITEM 3.                LEGAL PROCEEDINGS

We have been named in various lawsuits in the ordinary course of business. We have also filed with the Trademark Trial and Appeal Board of the United States Patent and Trademark Office a petition for cancellation of the registered trademark Physicians Complex issued to Cosmed, Inc. for cosmetics products sold primarily on the Internet. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to our consolidated financial statements.

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

On October 23, 2006, holders of 10,236,916 shares of our common stock, or 98.2% of our then-outstanding common stock, executed a written consent in accordance with our then-existing certificate of incorporation in order to approve the amended and restated certificate of incorporation, the amended and restated by-laws, the Physicians Formula Holdings, Inc. 2006 equity incentive plan and the form of indemnification agreement for directors, to increase the number of directors to serve on the Board of Directors from five to six and to elect James A. Lawrence as a director.

PART II

ITEM 5.                MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on the Nasdaq Stock Market under the symbol “FACE” since November 9, 2006. Prior to that time, there was no public market for our common stock. The initial public offering price of our common stock was $17.00 per share, and the initial public offering closed on November 14, 2006. The closing sale price of our common stock on the Nasdaq Global Select Market was $19.56 per share on March 12, 2007. From November 9, 2006 through December 31, 2006, the range of the high and low sale prices of our common stock was $17.25 to $21.00 per share. As of March 12, 2007, there were approximately 17 holders of record of our common stock.

Dividends

With the exception of a one-time dividend of $2.3 million declared and paid to our common stockholders in connection with the recapitalization on December 16, 2005 (the “Recapitalization”), we have not paid dividends in the past and we do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used for the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of our subsidiaries to pay dividends to us. Under the terms of the senior credit agreement, our principal subsidiary, Physicians Formula, Inc., is prohibited from paying dividends to us that would materially and adversely affect our liquidity or result in an event of default.

Performance Graph

The following graph compares our cumulative total stockholder return since the date our common stock began trading on The Nasdaq Global Select Market (November 9, 2006) with the Nasdaq Global Select Index and the Dow Jones U.S. Personal Products Index. The graph assumes that the value of the investment in our common stock and each index was $100 on November 9, 2006.

Comparison of 1 Month Cumulative Total Return
Among Physicians Formula Holdings, Inc., the
Nasdaq Global Select Index and the Dow Jones
U.S. Personal Products Index

	Cumulative Total Return
	Physicians Formula Holdings, Inc.	Nasdaq Global Select Index	Dow Jones U.S. Personal Products Index
11/9/2006	$100.00	$100.00	$100.00
12/29/2006	94.78	101.37	101.65

The information in the graph and table above is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report, except to the extent that we specifically incorporate such information by reference.

Unregistered Sales of Equity Securities

In connection with our initial public offering in November 2006, we issued 296,140 shares of common stock to members of our management upon exercise of their options to purchase common stock as follows: Ingrid Jackel—130,988 shares; Jeff Rogers—133,952 shares; and Joseph J. Jaeger—31,200 shares. The exercise price of the options was $0.10 per share. The issuance of shares of common stock to these individuals upon exercise of their options was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. These individuals sold these shares as selling stockholders in our initial public offering. The SEC declared the Registration Statement for the initial public offering (File No. 333-136913) effective on November 8, 2006, and we filed a Registration Statement pursuant to Rule 462(b) (File No. 333-138536) on November 8, 2006 to register additional shares of common stock in the initial public offering.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of 2006.

ITEM 6.                SELECTED FINANCIAL DATA

You should read the selected historical financial data presented below in conjunction with our consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

The selected historical financial data presented below under the heading “Statement of Operations Data” for the years ended December 31, 2004, 2005 and 2006 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2005 and 2006 have been derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below under the heading “Statement of Operations Data” for the periods ended November 2, 2003 and December 31, 2003 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2003 and 2004 have been derived from, and are qualified by reference to, our audited financial statements which are not included in this Annual Report on Form 10-K.

The selected historical financial data presented under the heading “Statement of Operations Data” for the year ended December 31, 2002 and the selected historical financial data presented under the heading “Balance Sheet Data” as of December 31, 2002 have been prepared on a specific identification basis to include the results of operations and assets of our Predecessor’s operations that were previously included in the consolidated financial statements of Pierre Fabre, Inc., formerly a wholly owned subsidiary of Pierre Fabre Dermo-Cosmetique, S.A. The financial statements for the Predecessor have been prepared on a consistent basis with the audited consolidated financial statements and include all adjustments necessary to present fairly the information set forth therein. The Predecessor financial information is not necessarily indicative of our consolidated financial position, results of operations and cash flows in the future, or what they would have been if we had been a separate stand-alone entity during the periods presented. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability—Results of Predecessor.”

	Predecessor		Successor
	Year Ended	Period from January 1, 2003 to	Period from November 3, 2003 to	Year Ended
	December 31,	November 2,	December 31,	December 31,
	2002	2003	2003	2004	2005	2006

	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$46,952	$41,882	$10,675	$62,323	$78,706	$95,405
Cost of sales	19,154	17,307	5,605	24,701	32,082	41,943
Gross profit	27,798	24,575	5,070	37,622	46,624	53,462
Selling, general and administrative expenses	20,355	17,884	3,425	27,139	31,252	45,191
Income from operations	7,443	6,691	1,645	10,483	15,372	8,271
Interest expense	76	—	484	3,760	2,708	7,633
Other income	(103)	—	—	(38)	(88)	(39)
Income before income taxes	7,470	6,691	1,161	6,761	12,752	677
Provisions for income taxes	2,747	2,547	415	2,560	4,929	71
Net income	$4,723	$4,144	$746	$4,201	$7,823	$606
Allocation of income to preferred stockholders			499	3,034	3,145	—
Net income available for common stockholders			$247	$1,167	$4,678	$606
Net income per common share:
Basic			$0.02	$0.12	$0.47	$0.06
Diluted			0.02	0.11	0.40	0.05
Weighted-average common shares outstanding:
Basic			10,023,750	10,023,750	10,051,750	10,900,919
Diluted			10,023,750	10,695,750	11,554,538	11,387,033
Cash dividend declared per common share			—	—	0.23	—
Balance Sheet Data:
Cash and cash equivalents	$2,471	$1,925	$3,756	$417	$20	$26
Working capital	13,696	9,370	10,666	13,790	6,921	19,599
Total assets	29,677	28,901	114,987	114,055	122,796	134,314
Revolving credit facility	—	—	228	—	8,769	7,522
Long-term debt, including current portion	—	—	32,285	29,400	62,213	15,000
Total stockholders’ equity	—	—	39,181	43,382	4,786	61,572
Divisional equity	4,366	—	—	—	—	—

ITEM 7.                MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the information set forth under Item 6. “Selected Financial Data” and our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described under Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Company Overview

We are one of the fastest growing cosmetics companies of the ten largest in the U.S. mass market channel by retail sales. We specialize in developing and marketing innovative, premium-priced products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, unlike competitors whose products focus primarily on changing fashion trends. Our products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eye liners, brow makeup and mascaras.

We sell our products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 24,000 of the 45,000 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 38% of our net sales for the last three years.

We have achieved significant growth over the last three years, driven largely by the yearly introduction of new products, the popularity of our innovative problem-solution products and our ability to significantly expand the breadth and depth of our distribution network. We have grown net sales from $62.3 million in 2004 to $95.4 million in 2006, representing a compounded annual growth rate of 23.8%.

Factors Affecting Our Operating Results

Our net sales are impacted by advertising, discounts and promotions, merchandising, packaging, the availability of wall display space at our retailer customers, the timing of new product launches and line extensions, all of which have a significant impact on consumers’ buying decisions. Continued growth of our net sales and profitability will depend substantially on the continued popularity of our new and existing products, our ability to effectively manage our sales and distribution networks and our ability to maintain sufficient product supply to meet expected growth in demand. We expect to sell a higher percentage of our products to retailer customers that require larger discounts and trade allowances, which would negatively impact our net sales and gross margin.

Our cost of sales includes our costs to manufacture products in our own facilities, including raw material and labor costs and all overhead expenses related to production and quality control, as well as the cost to purchase components, such as plastic compact containers or plastic tubes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from third-party manufacturers and inbound freight. Our recent efforts have been to directly purchase component parts from manufacturers in China, rather than purchasing them through brokers. This is expected to result in a decrease in components costs. Conversely, increases in the costs for inbound freight due to higher fuel costs will increase our cost of sales. On January 1, 2007, the California minimum wage increased to $7.50 per hour and will further increase to $8.00 per hour on January 1, 2008. We expect this change to increase our cost of sales by approximately $450,000 in 2007 and by approximately $300,000 in 2008. Our use of components and semi-finished goods as well as our own manufacturing facilities have allowed us to maintain a low product cost base while providing significant production flexibility.

Our selling, general and administrative expenses include all warehouse and outbound freight expenses, selling, marketing, research and development costs, finance, information technology, depreciation, amortization of intangibles, professional fees, non-cash charges for stock-based compensation and administrative and distribution facility expenses. We expect that our selling, general and administrative expenses will increase, both in absolute dollars and as a percentage of net sales, in the future as we continue to grow and incur additional expenses associated with becoming a public company, such as additional accounting expenses, costs associated with complying with the Sarbanes-Oxley Act of 2002 and salary and benefit expenses associated with additional employees.

Factors Affecting Comparability

Seasonality

Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. Our net sales for the three months ended December 31, 2006 were higher than our net sales for the three months ended September 30, 2006, as a result of this seasonality. Our quarterly results of operations may fluctuate as a result of a variety of reasons including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

	Three Months Ended
	March 31	June 30	September 30	December 31
2004
Net sales	$15,556	$17,340	$13,503	$15,924
Income from operations	2,450	3,339	2,091	2,603
Net income	885	1,621	1,056	639
2005
Net sales	$22,713	$20,393	$13,976	$21,624
Income from operations	6,111	3,180	1,506	4,576
Net income	3,418	1,682	589	2,134
2006
Net sales	$27,689	$23,083	$18,093	$26,540
Income (loss) from operations	5,700	4,411	2,104	(3,944)
Net income (loss)	2,415	1,626	223	(3,658)

Results of Predecessor

The acquisition of Physicians Formula, Inc. in November 2003 (the “Acquisition”) resulted in a new entity for reporting purposes. We refer to Physicians Formula prior to the Acquisition as the “Predecessor” and after the Acquisition as the “Successor.” The results of the Predecessor for the period from January 1, 2003, to November 2, 2003, are not comparable to our results after the Acquisition. During the pre-Acquisition period, there was no debt, and consequently no interest expense was allocated to the results of the Predecessor. The application of purchase accounting adjustments related to the inventory step-up in the financial statements of the Successor resulted in an increase in cost of sales of approximately $1.0 million in 2003 and $0.3 million in 2004. The impact on depreciation and amortization expense resulting from the fair market value adjustment of fixed assets was immaterial. In addition, there is a $1.8 million annual expense for the amortization of intangibles with lives of 20 and 15 years, related to the valuation of our distributor relationships and our patents, respectively. This charge is reflected in our selling, general and administrative expenses. In addition, prior to the Acquisition, there was no charge allocated to us for compensation for André Pieters, our former Chief Executive Officer, who was an employee of Pierre Fabre Dermo-Cosmetique, S.A. In connection with the Acquisition, we entered into a secondment agreement with Pierre Fabre pursuant to which Mr. Pieters agreed to serve as our Chief Executive Officer through December 31, 2004, and we paid Pierre Fabre for his services. Mr. Pieters extended his secondment for three months, and he returned full-time to Pierre Fabre on March 31, 2005. Through March 31, 2005, we reimbursed Pierre Fabre for his services at a monthly rate of approximately $27,000.

Effects of the Initial Public Offering and Related Transactions

In connection with the initial public offering, we repaid amounts outstanding under our old senior credit agreement and repurchased our senior subordinated notes and replaced our old senior credit agreement with a new senior credit agreement, which reduced our interest expense in the three months ended December 31, 2006 and will reduce our interest expense in future periods. The refinancing also resulted in a non-cash charge to interest expense for the unamortized portion of the capitalized fees and expenses related to the old senior credit agreement and the senior subordinated notes of approximately $1.0 million and a small loss related to our termination of the associated interest rate collar. We amended the performance-vesting options held by our senior management and certain employees to accelerate vesting of 550,781 performance-vesting options upon the completion of the initial public offering. The performance-vesting options that did not vest and become exercisable upon completion of the initial public offering vest and become exercisable in 24 equal installments over a period of two years from the date of the closing of the initial public offering. The vesting resulted in a non-cash charge of approximately $9.2 million in the three months ended December 31, 2006. The amendment of the options also increased the number of our fully diluted shares outstanding by an amount that depends on the trading price of our common stock, and thus reduced our earnings per fully diluted share. In addition, we paid a $250,000 cash bonus to our Chief Financial Officer and $20,000 in cash bonuses to certain senior financial personnel upon completion of the initial public offering. Finally, we anticipate incurring significant additional annual administrative costs as a result of becoming a public company.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2004	2005	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	39.6	40.8	44.0
Gross profit	60.4	59.2	56.0
Selling, general and administrative expenses	43.5	39.7	47.4
Income from operations	16.8	19.5	8.7
Interest expense	6.0	3.4	8.0
Other income	(0.1)	(0.1)	(0.0)
Income before income taxes	10.8	16.2	0.7
Provision for income taxes	4.1	6.3	0.1
Net income	6.7%	9.9%	0.6%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales

Net sales increased $16.7 million, or 21.2%, to $95.4 million in 2006, from $78.7 million in 2005. The increase was primarily attributable to growth in sales of our face and eye makeup products, as we continued to expand our distribution throughout our sales channels and increase awareness through increased marketing spending. Total unit volume increased by 2.6 million units, or 12.1%, to 24.0 million units in 2006 from 21.4 million units in 2005. The total unit volume increase was partially offset by a reduction in subcontracted unit volume of 2.0 million units with our former parent company, Pierre Fabre, which expired on November 2, 2006. Excluding subcontracting unit volumes, total unit volume increased 23.9% in 2006 as compared to 2005. In addition, we sold a greater percentage of higher-priced face powders products this year. Partially offsetting our net sales growth for 2006 was an increase in our return provision due to higher returns resulting from our retailer customers’ wall display changes, an increase in promotional returns, and a retailer customer consolidation. Also, partially offsetting our net sales growth for 2006 was an increase in trade allowances that was attributable primarily to incremental coupon expenses. During 2006, our results included net sales of $6.2 million from our international customers, compared to $5.3 million for 2005.

Cost of Sales

Cost of sales increased $9.9 million, or 30.8%, to $42.0 million in 2006, from $32.1 million in 2005. Cost of sales as a percentage of net sales was 44.0% of net sales in 2006, compared to 40.8% in 2005. The increase in the cost of sales, as a percentage of net sales, was attributable to higher inbound freight costs of $1.1 million, an increase in product costs of $1.0 million and an increase of $1.0 million in labor costs. Inbound freight was higher due to air freight associated with the greater demands for product to fill year end orders. The increase in the product costs, as a percentage of net sales, is due to the decrease in net sales growth as a result of an increase in the returns provision and trade allowances as discussed above. The increased product labor costs were driven by an increase in temporary outsourcing of production.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased $13.9 million, or 44.4%, to $45.2 million in 2006, from $31.3 million in 2005. The increase was principally due to a $9.2 million stock-based compensation charge associated with the acceleration of vesting of certain performance-vesting options in connection with our initial public offering, initial public offering bonuses of $270,000 and higher costs associated with increased sales volumes, including a $1.8 million increase in marketing driven by increases in advertising and promotion. In addition, we incurred increased costs of approximately $415,000 related to preparing for compliance with Sarbanes-Oxley requirements and various incremental costs associated with being a public company. As a percentage of net sales, selling, general and administrative expenses increased to 47.4% in 2006 from 39.7% in 2005, primarily due to the stock-based compensation charge and special bonuses related to the initial public offering. The increase in the percentage was partially offset by higher net sales in 2006.

Interest Expense

Interest expense increased $4.9 million, or 181.8%, to $7.6 million in 2006, from $2.7 million in 2005. The increase in interest expense was due to the increase in average borrowings outstanding under our existing revolving credit facility, the increase in average long-term debt as a result of our Recapitalization in December 2005, an increase in interest rates during the year and the write-off of capitalized bank fees for indebtedness that was repaid in connection with our initial public offering. We repaid all borrowings under our former senior credit agreement with the net proceeds of the initial public offering and borrowings under our senior credit agreement.

Other Income

Other income decreased $49,000, or 55.7%, to $39,000 in 2006, from $88,000 in 2005. Other income for 2006 was attributable to unrealized losses related to investments held as part of our non-qualified deferred compensation plan.

Provision for Income Taxes

The provision for income taxes represents federal, state and local income taxes. In 2006, income tax expense was $71,000, representing an effective income tax rate of 10.5%, compared to income tax expense of $4.9 million, representing an effective tax rate of 38.7%, in 2005. The effective rate differs from statutory rates due to the effect of varying federal, state and local taxes, the impact of the change in the deferred carrying rate and permanent items such as extra-territorial income exclusions and research and development credits.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales

Net sales increased $16.4 million, or 26.3%, to $78.7 million in 2005, from $62.3 million in 2004. The increase was primarily attributable to growth in sales of our face and eye makeup products, as we continued to expand our distribution throughout our sales channels and increase awareness through greater spending on marketing. Unit volume increased by 1.8 million units, or 9.3%, to 21.4 million units in 2005 from 19.6 million units in 2004. In addition, we sold a greater percentage of higher-priced face powder products in 2005 as compared to 2004, which also contributed to the increase in net sales. New products represented 44.7% of net sales in 2005, up from 24.2% in 2004 due to the launch of a larger number of new products, expanded distribution and greater use of promotional programs. Our distribution improved through a 9.6% increase in the number of retail stores selling our products and a 14.4% increase in the average number of stock keeping units carried per store. Net sales in 2005 benefited from the doubling of our retail space at Albertsons/Sav-on and Rite Aid, as well as new distribution at 700 K-Mart stores. Our 2005 results included net sales of $5.3 million from our international customers, compared to $3.6 million in 2004. International sales included subcontracted net sales under a manufacturing agreement and license with our former parent company, Pierre Fabre. Subcontracted net sales were $1.0 million in 2005 compared to $0.9 million in 2004.

Cost of Sales

Cost of sales increased $7.4 million, or 29.9%, to $32.1 million in 2005, from $24.7 million in 2004. Cost of sales as a percentage of net sales in 2005 was 40.8% compared to 39.6% in 2004. The increase was primarily due to a $2.3 million increase in the write-off of obsolete inventory resulting from the decision in 2005 to discontinue distribution of a number of underperforming products. We began to implement several initiatives to improve inventory management, including identifying slow moving products at retail as early as possible to prevent overbuilding of inventories and improving the management of the sales forecasting and production planning processes. We also added dedicated analytical staff to assist in these efforts. The increase in cost of sales due to obsolescence was partially offset by the impact of favorable net changes to product costs of $1.4 million, due primarily to lower prices negotiated with suppliers for packaging components such as plastic cases for face powder and eye shadow make-up.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $4.1 million, or 15.2%, to $31.3 million in 2005, from $27.1 million in 2004. This increase was primarily due to higher costs associated with increased sales volumes, including a $1.7 million increase in marketing and selling expenses, driven by a $1.2 million increase in promotions and $0.3 million of higher spending on retail merchandising fixtures, as well as a $0.7 million increase in variable costs, consisting primarily of outbound freight costs related to our sales growth. In addition, personnel expenses increased by $0.9 million, which included a one-time $0.5 million special management bonus paid upon completion of the leveraged recapitalization, and legal fees increased by $0.2 million related to the successful resolution of several trademark-related matters in 2005. There were no financial settlements paid by any party in connection with the resolution of these trademark-related matters. We paid $0.4 million in costs for the interim services of our former chief executive officer in 2004 and $0.1 million for the first three months of 2005. As a percentage of net sales, selling, general and administrative expenses decreased to 39.7% in 2005 from 43.5% in 2004, primarily due to higher net sales in 2005.

Interest Expense

Interest expense was $2.7 million in 2005 compared to $3.8 million in 2004. The decrease was primarily due to elimination of high-interest-bearing subordinated debt, which was paid off in November 2004 in connection with a debt refinancing and replaced with indebtedness that bears interest at a lower rate.

Other Income

Other income increased $50,000, or 131.6%, to $88,000 in 2005, from $38,000 in 2004, which consisted primarily of realized and unrealized gains related to investments held as part of our nonqualified deferred compensation plans.

Provision for Income Taxes

The provision for income taxes represents Federal, state and local income taxes. In 2005, income tax expense was $4.9 million, representing an effective income tax rate of 38.7%, compared to income tax expense of $2.6 million, representing an effective tax rate of 37.9%, in 2004. The effective rate differs from statutory rates due to the effect of varying state and local taxes and permanent items such as extra-territorial income exclusions.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2006, we had $26,000 in cash and cash equivalents compared to $20,000 in cash and cash equivalents as of December 31, 2005. The low level of cash reflects an increase in working capital requirements largely due to the growth of our business and the use of cash to pay down the revolving credit facility on a regular basis. As of December 31, 2006, we had $12.5 million of availability under the revolving credit facility.

The significant components of our working capital are cash, accounts receivable and inventories, reduced by bank overdraft, accounts payable and accrued expenses. Net working capital requirements increased by $12.7 million, or approximately 184%, to $19.6 million in 2006 from $6.9 million in 2005. Working capital requirements increased during the fourth quarter of 2006, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $2.5 million for 2007, compared to $1.0 million in 2006, for several key projects, including completion of our automated assembly line, investment in our information technology infrastructure and improvements to our warehouse distribution systems. Capital requirements related to manufacturing include a major project to automate product assembly lines that are used to assemble products representing approximately 44% of our total sales in 2006. We expect this to add approximately $1.1 million to our normal level of capital expenditures, of which $327,000 was incurred in 2006. We may also need to replace our IBM AS/400 mainframe computer to accommodate future growth at a cost we estimate at approximately $0.2 million, and implement improvements to our warehouse distribution systems at a cost of approximately $0.5 million. In 2006, we upgraded our tube sealing and filling equipment to improve product quality. We believe that our cash flows from operations and funds from our revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures for the foreseeable future. No assurance can be given, however, that this will be the case.

Operating activities.   Cash provided by operating activities decreased $2.7 million, or 45.0%, to $3.3 million in 2006, from $6.0 million for in 2005. The net decrease in cash provided by operating activities resulted primarily from unfavorable changes in working capital and lower net income.

Cash provided by operating activities increased $5.2 million, or 682.9%, to $6.0 million in 2005, from $0.8 million in 2004. The increase in net cash provided by operating activities resulted primarily from higher net income in 2005 and favorable changes in working capital.

Our inventory turnover rate has been relatively consistent at 1.9 times per year for both 2004 and 2005 and 2.1 for 2006. Days sales outstanding decreased 3.7 days, to 67.2 days in December 2006 from 70.9 days in December 2005. In December 2005, our days sales outstanding increased 9.0 days, to 70.9 days from 61.9 days in December 2004, due primarily to our sales growth during the fourth quarter of 2005. However, our twelve-month average of days sales outstanding has declined in the past three years to 49.9 in 2006 and 50.3 days in 2005 from 51.4 days in 2004.

Investing activities.   Cash used in investing activities in 2006 was $1.0 million, which was related to capital expenditures for basic replacement and upgrade of machinery and equipment. Cash used in investing activities in 2005 was $743,000, which was related to basic capital expenditures for the replacement and upgrade of machinery and equipment. Cash used in investing activities in 2004 was $698,000, which was also related to basic capital expenditures for machinery and equipment, and was partially offset by the proceeds from the sale of used equipment for $24,000.

Financing activities.   Cash used in financing activities was $2.3 million in 2006, compared to cash used in financing activities of $5.7 million in 2005. The decrease in cash used in financing activities between periods primarily resulted from the net proceeds received from our initial public offering and borrowings under our senior credit agreement. This was partially offset by our repayments of borrowings under our old senior credit agreement and repurchase our senior subordinated notes. Cash used in financing activities was $5.7 million in 2005, compared to cash used in financing activities of $3.4 million in 2004. The increase in cash used in financing activities primarily resulted from the Recapitalization in December 2005. The Recapitalization included refinancing of our then-existing senior indebtedness with our old senior credit agreement and the issuance of $20.4 million of senior subordinated notes. We used the net proceeds of the refinancing to repay our then-existing term loan facility of $29.4 million, to repurchase all of our outstanding Series A Preferred Stock (the “Preferred Stock”), which had an aggregate liquidation value of approximately $37.4 million and accrued and unpaid dividends of approximately $6.7 million, to pay a common stock dividend of $2.3 million on December 16, 2005, to pay a special bonus to holders of common stock options of $363,000 and to pay a $150,000 bonus to our Chief Financial Officer.

The proceeds of the old term loan facility and old revolving credit facility were used to pay down previous term loans of $29.4 million, to repurchase our Preferred Stock for $37.4 million, to pay a preferred stock dividend of $6.7 million and to pay a common stock dividend of $2.3 million.

Credit Facilities

On November 14, 2006, Physicians Formula, Inc. entered into a senior credit agreement with a bank that will terminate in 2011 and consists of a $15.0 million term loan facility and a revolving credit facility providing for borrowings of up to $20.0 million. At December 31, 2006, there was $7.5 million outstanding under the revolving credit facility at an interest rate of 7.37% and we had $12.5 million of availability under the revolving credit facility. The interest rate on the term loan was 8.75% at December 31, 2006. The availability under the revolving credit facility is reduced by outstanding letters of credit. There were no outstanding letters of credit as of December 31, 2006.

We used the borrowings under the senior credit agreement and a portion of the net proceeds of the initial public offering to repay borrowings and accrued interest under the old senior credit agreement. Borrowings under the senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiary of Physicians Formula, Inc., and borrowings under the senior credit agreement are secured by liens on substantially all of the assets of Physicians Formula, Inc., including the assets of its subsidiary. Amounts outstanding under the term loan facility, which totaled $15.0 million at December 31, 2006, are due in quarterly payments, starting December 31, 2006, of $375,000, and increasing to $562,500 on December 31, 2007, $750,000 on December 31, 2008, $937,500 on December 31, 2009 and $1,125,000 on December 31, 2010. The initial quarterly payment of $375,000 was made on January 1, 2007.

Amounts outstanding under the term loan facility and revolving credit facility bears interest at a LIBOR Adjusted Rate (as defined in the senior credit agreement) plus 2.0% or at a Base Rate (as defined in the senior credit agreement) plus 0.5%. The revolving credit facility is also subject to a commitment fee of one-quarter of 1.0% on any unused commitments.

The senior credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum fixed charge coverage ratio; a minimum net worth requirement; and a limitation on capital expenditures (which may be no more than $3,000,000 per fiscal year). As of December 31, 2006, we were in compliance with such covenants.

The senior credit agreement contains certain additional negative covenants, including limitations on our ability to: incur other indebtedness and liens; fundamentally change in our business through a merger, consolidation, amalgamation or liquidation; sell assets; pay cash dividends or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with our affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; and change our line of business.

The senior credit agreement requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of satisfactory replacement assets.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less			More
		than	1 - 3	3 - 5	than
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)
Revolving credit facility	$7,522	$7,522	$—	$—	$—
Long-term debt obligations	15,000	2,063	5,625	7,312	—
Interest payments on long-term debt obligations(1)	3,944	1,400	1,881	663	—
Operating lease obligations	1,214	960	240	14	—
Deferred compensation	721	—	—	—	721
Other(2)	970	970	—	—	—
Total	$29,371	$12,915	$7,746	$7,989	$721

(1)          For variable interest rate debt, the amounts included were calculated using 8.75%, the rate was in effect as of December 31, 2006 under the senior credit agreement.

(2)          Represents a commitment to purchase manufacturing equipment.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. In addition, we do not engage in trading activities involving non-exchange traded contracts that rely on estimation techniques to calculate fair value. As such, we are not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure as of the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, returns, trade allowances, inventories, goodwill and other intangible assets, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the consolidated financial statements. We believe that the estimates and assumptions are among those most important to an understanding of our consolidated financial statements contained in this prospectus.

We consider certain accounting policies related to revenue recognition, inventory valuation, goodwill and other intangible assets, share-based compensation and income taxes to be critical policies due to the estimates and judgments involved in each.

Revenue Recognition

Our revenues are derived principally from direct sales to retailers and wholesalers. Our standard arrangement for our customers includes a valid purchase order or contract with no customer acceptance provisions. We recognize revenues from sales of products when:

•       we enter into a legally binding arrangement with a customer;

•       products are shipped and the customer takes title and assumes risk of loss;

•       customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and

•       collection is reasonably assured.

Sales are reported on a net sales basis, which is computed by deducting from gross sales a reserve for product returns, which includes actual returns to date and an amount established for anticipated product returns, as well as trade allowances. Our practice is to accept product returns from retailers only if properly requested, authorized and approved. In accepting returns, we typically provide a credit to the retailer against accounts receivable from that retailer.

Allowances for estimated returns are provided for when related revenue is recorded. We base our estimates on historical rates of product returns and outstanding returns not yet received from customers. In the past, returns provisions have been adjusted higher or lower during the course of a fiscal year depending on actual results to date and anticipated returns for the remainder of a year. Experience has shown a relationship between gross sales and sales returns in the subsequent period, as well as a consistent pattern of returns due to the seasonal nature of our business. In addition, as necessary, specific accruals may be established for known or anticipated events that we have considered, and will continue to consider, include, but are not limited to, the solvency of our customers, store closings by retailers, changes in the retail environment and our decision to continue to support new and existing products.

Actual returns in any future period are inherently uncertain and thus may differ from our estimates. If actual returns exceed reserves, we would need to reduce our revenues at the time of such determination. We have not experienced any material differences between the allowances for estimated returns and actual returns.

We offer trade allowances such as rebates, price protection, coupons and other incentives to customers in the normal course of business. Accruals for these allowances are provided for based on estimates and historical experience and are recorded as a reduction of net sales when the related revenue is recorded. We have not experienced any material differences between the trade allowance accruals and actual trade allowances.

Inventory Valuation

Inventories are stated at the lower of average cost or market. Cost is determined by the first-in, first-out method.

We make ongoing estimates relating to the net realizable value of inventories, based on our assumptions about future demand and market conditions. Slow moving and obsolete inventories are identified based on historical trends, sales projections and future known or anticipated events. When inventory is identified as slow moving or obsolete, we record an inventory write-down equal to the difference between the cost of the inventory and its estimated market value. Estimated market value is determined based on the amounts we expect to recover under our arrangement with a third-party liquidator. This write-down is recorded as a charge to cost of sales. We have not experienced any material differences between write-downs and actual results.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and specific intangible assets acquired in business combinations. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Intangible Assets, goodwill is not amortized and is tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. To apply SFAS No. 142, a company is divided into separate “reporting units,” each representing groups of activities that are separately managed. For this purpose, we have one reporting unit. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of goodwill is determined using the income approach, which focuses on the income-producing capability of an asset, measuring the current value of the asset by calculating the present value of its future economic benefits such as cash earnings, cost savings, tax deductions, and proceeds from disposition. Value indications are developed by discounting expected cash flows to their present value at a rate of return that incorporates the risk-free rate for the use of funds, the expected rate of inflation and risks associated with the particular investment. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination is determined. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The Company has not recorded any goodwill impairment charges as a result of this annual process.

Other indefinite-lived assets consist of trade names and are not amortized as they are considered an indefinite-lived intangible asset. Trade names are tested for impairment annually, or whenever events or indicators of impairment occur between annual impairment tests. To determine the fair value of the trade names, we use a variation of the income approach called the royalty savings approach. There are many assumptions and estimates used that directly impact the results of the testing, including a reasonable royalty rate, estimated future revenues attributable to the trade names, cost of goods sold, selling, general and administrative expenses, capital charges, tax rates and a useful life. It is management’s intent to leverage the trade names indefinitely into the future. The Physicians Formula trade name has been used since 1937 and is a recognized brand within the cosmetics industry.

Other intangible assets consist primarily of patents and distributor relationships. Patents and distributor relationships are amortized over their estimated useful lives of 15 and 20 years, respectively. Intangible assets related to patents and distributor relationships are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. To determine the fair value of these intangible assets we use a combination of the royalty savings approach and the income approach. There are many assumptions and estimates used that directly impact the results of the testing. For example, estimated future revenues attributable to the patents and distributor relationships in existence at the time of acquisition, cost of goods sold, selling, general and administrative expenses, capital charges, tax rates and useful lives. Management estimated the useful life of the patents on the base technology that has been in existence for many years and is expected to continue through the estimated useful life and the useful life of the distributor relationships based on historical attrition. We have the ability to influence the outcome and ultimate results based on the assumptions and estimates we choose. To mitigate undue influence, we use industry-accepted valuation models.

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the prospective method. Under the prospective method, those nonpublic companies that previously used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes will apply SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. We will continue to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards which were the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. Under SFAS No. 123R, share-based payments awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. On November 14, 2006, the closing date of the initial public offering, we amended the performance-vesting options to accelerate the vesting of 550,781 of such options. The remaining performance-vesting options that did not vest on November 14, 2006 became time-vesting options that vest and become exercisable in 24 equal installments over a period of two years from November 14, 2006. A non-cash share-based compensation cost of $333,000 was capitalized and included in inventory in the accompanying consolidated balance sheets and $9,155,000 was recorded as compensation expense in selling, general and administrative in the accompanying consolidated statements of income.

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. Expected volatility of the stock will be based on companies of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected life of options granted represents the average between the vesting and contractual term, pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 107. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. Our historical tax attributes were carried forward as a result of our acquisition of our wholly owned subsidiaries, Physicians Formula, Inc. and Physicians Formula Cosmetics, Inc., from Pierre Fabre Dermo-Cosmetique, S.A. (the “Acquisition”). Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The long-term deferred income taxes primarily relate to the intangible assets recorded as part of the Acquisition.

As of December 31, 2006, we have current net deferred income tax assets of $5.1 million and non-current net deferred income tax liabilities of $21.6 million. Future earnings, more likely than not, are expected to be sufficient for the realization of our deferred income tax assets.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN No. 48 is effective as of January 1, 2007. We are currently evaluating the impact of FIN No. 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to fair value hierarchy as defined in the standard. SFAS No. 157 is effective for the Company at the beginning of fiscal 2008 and will be applied on a prospective basis. The Company is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial position and results of operations.

Environmental Matters

As discussed under Item 1. “Business,” we have environmental liabilities at our City of Industry facility. These involve both onsite and regional groundwater contamination. We also have indemnities that have covered, and that we expect will continue to cover, most of the environmental liabilities. The indemnities were given to us by prior owners of the business, by a former operator of the facility and its insurer, by a prior owner’s successor, and by a company with which we entered into a settlement indemnifying us for further regional groundwater contamination liabilities. Based on our past dealings with these entities and the nature of their contractual commitments, we expect that they will continue to indemnify most of our environmental liabilities. Some of the entities could contest a future indemnification demand we could make for some aspects of our potential environmental liabilities. We believe all of the entities are financially able to satisfy their indemnity obligations to us.

Effects of Inflation

Our monetary assets, consisting primarily of cash and receivables, are not significantly affected by inflation because they are short-term in nature. Our non-monetary assets, consisting primarily of inventory, intangible assets, goodwill and prepaid expenses and other assets, are not currently affected significantly by inflation. We believe that replacement costs of equipment, furniture and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our cost of sales and expenses, such as those for employee compensation, which may not be readily recoverable in the price of the products offered by us.

Forward-Looking Statements

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Item 1A. “Risk Factors.” Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We pay our overseas suppliers and third-party manufacturers in U.S. dollars. A decrease in the value of the euro and the Chinese yuan relative to the U.S. dollar could result in higher cost of sales due to unfavorable currency exchange rates fluctuations. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Our current reliance on foreign suppliers for many of the raw materials and components used to produce our products makes it possible that our operating results may be affected by fluctuations in the exchange rate of the currencies of our suppliers. We do not have any foreign currency hedges.

Interest Rate Risk

We are exposed to interest rate risks primarily through borrowings under our revolving loan arrangement and term loans. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under the old senior credit agreement and the new senior credit agreement during 2006 was $61.5 million and the weighted-average interest rate in effect at December 31, 2006 was 8.29%. We terminated the interest rate collar related to our old senior credit agreement on December 18, 2006. Based on the foregoing, a hypothetical 1% increase or decrease in interest rates would have resulted in a $615,000 change to our interest expense in 2006.

ITEM 8.                CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15 in this Annual Report on Form 10-K.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified Rule 13a-15 under the Exchange Act, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered independent public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS

The information required by Item 10 is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the sections captioned “Executive Compensation” contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Options to purchase shares of our common stock have been granted to certain of our executive officers and key employees under our 2006 equity incentive plan and 2003 stock option plan. The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2006:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	—	(1)	$—	900,000	(2)
2003 Stock Option Plan	906,694		0.11	—
Equity compensation plans not approved by security holders	—		—	—
Total	906,694		$0.11	900,000

(1)          Does not include options to purchase 300,000 shares of common stock granted in February 2007 pursuant to the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan.

(2)          The 2006 Equity Incentive Plan provides that the number of shares available for issuance under the plan automatically increases on the first day of each fiscal year beginning in 2007 and ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of our board of directors. Accordingly, on January 1, 2007, the total number of shares of our common stock available for issuance under the 2006 Equity Incentive Plan increased by 276,861 shares.

The information required by Item 12 is incorporated by reference from the section captioned “Common Stock Ownership” contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 is incorporated by reference from the section captioned “Certain Relationships and Related Transactions” contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the sections captioned “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements. See Index to Consolidated Financial Statements appearing on page F-1.

(a)(2) Financial Statement Schedules. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Exhibits. The list of exhibits in the Exhibit Index to this Annual Report on Form 10-K is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Physicians Formula Holdings, Inc. and subsidiary (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

/s/ Deloitte & Touche LLP

Los Angeles, California
March 15, 2007

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26	$20
Accounts receivable, net of allowance for bad debts of $348 and $254	26,654	20,404
Inventories	23,472	17,377
Prepaid expenses and other current assets	1,775	1,618
Deferred income taxes—net	5,139	3,902
Total current assets	57,066	43,321
PROPERTY AND EQUIPMENT—Net	2,506	2,261
OTHER ASSETS—Net	968	1,675
INTANGIBLE ASSETS—Net	56,311	58,076
GOODWILL	17,463	17,463
TOTAL	$134,314	$122,796
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Bank overdraft	$—	$177
Accounts payable	12,670	7,232
Accrued expenses	1,915	2,690
Trade allowances	3,479	4,027
Sales returns reserve	9,440	6,989
Income taxes payable	378	2,339
Line of credit borrowings	7,522	8,769
Current portion of long-term debt	2,063	4,177
Total current liabilities	37,467	36,400
DEFERRED COMPENSATION	721	597
DEFERRED INCOME TAXES-Net	21,617	22,977
LONG-TERM DEBT	12,937	58,036
COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS’ EQUITY:
Series A preferred stock, $.01 par value—10,000,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Common stock, $.01 par value—50,000,000 shares authorized, 13,843,056 and 10,051,750 shares issued and outstanding	138	100
Additional paid-in capital	57,047	905
Retained earnings	4,387	3,781
Total stockholders’ equity	61,572	4,786
TOTAL	$134,314	$122,796

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
NET SALES	$95,405	$78,706	$62,323
COST OF SALES	41,943	32,082	24,701
GROSS PROFIT	53,462	46,624	37,622
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	45,191	31,252	27,139
INCOME FROM OPERATIONS	8,271	15,372	10,483
INTEREST EXPENSE	7,633	2,708	3,760
OTHER INCOME	(39)	(88)	(38)
INCOME BEFORE INCOME TAXES	677	12,752	6,761
PROVISION FOR INCOME TAXES	71	4,929	2,560
NET INCOME	606	7,823	4,201
ALLOCATION OF INCOME TO PREFERRED STOCKHOLDERS	—	3,145	3,034
NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$606	$4,678	$1,167
NET INCOME PER COMMON SHARE:
Basic	$0.06	$0.47	$0.12
Diluted	$0.05	$0.40	$0.11
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	10,900,919	10,051,750	10,023,750
Diluted	11,387,033	11,554,538	10,695,750

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except share data)

	Preferred Stock		Common Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Retained Earnings	Total
BALANCE— January 1, 2004	37,433	$37,433	10,023,750	$100	$902	$746	$39,181
Net income	—	—	—	—	—	4,201	4,201
BALANCE—December 31, 2004	37,433	37,433	10,023,750	100	902	4,947	43,382
Redemption of preferred stock and preferred stock dividend	(37,433)	(37,433)	—	—	—	(6,678)	(44,111)
Exercise of stock options	—	—	28,000	—	3	—	3
Net income	—	—	—	—	—	7,823	7,823
Cash dividend on common stock ($0.23 per share)	—	—	—	—	—	(2,311)	(2,311)
BALANCE—December 31, 2005	—	—	10,051,750	100	905	3,781	4,786
Net proceeds from issuance of common stock	—	—	3,125,000	31	46,536	—	46,567
Stock-based compensation	—	—	—	—	9,488	—	9,488
Exercise of stock options	—	—	666,306	7	60	—	67
Tax benefit on exercise of stock options	—	—	—	—	58	—	58
Net income	—	—	—	—	—	606	606
BALANCE—December 31, 2006	—	$—	13,843,056	$138	$57,047	$4,387	$61,572

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$606	$7,823	$4,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,564	2,625	2,455
Deferred income taxes	(2,597)	(1,725)	(260)
Provision for bad debts	155	85	41
Amortization and write-off of debt issuance costs	1,202	294	963
Loss (gain) on disposal of property and equipment	—	3	(1)
Accrued payment-in-kind interest	—	13	—
Recognition of stock based compensation	9,155	—	—
Tax benefit on exercise of stock options	(58)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(6,405)	(6,211)	(3,399)
Inventories	(5,762)	(2,669)	(4,007)
Prepaid expenses and other current assets	(157)	(406)	54
Other assets	(61)	6	68
Accounts payable	5,438	969	1,192
Accrued expenses, trade allowances and sales returns reserve	1,161	3,017	1,419
Income taxes payable/receivable	(1,903)	2,181	(1,959)
Net cash provided by operating activities	3,338	6,005	767
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,044)	(743)	(722)
Proceeds from sale of property and equipment	—	—	24
Net cash used in investing activities	(1,044)	(743)	(698)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loans	15,000	41,765	30,000
Paydowns of term loans	(41,765)	(29,400)	(20,600)
Borrowings under subordinated debt	—	20,435	—
Payoff of subordinated debt	(20,435)	—	(12,285)
Net (paydowns) borrowings under line of credit	(1,247)	8,769	(228)
Debt issuance costs	(310)	(1,032)	(295)
Redemption of preferred stock and dividend	—	(44,111)	—
Bank overdraft	(177)	177	—
Exercise of stock options	67	3	—
Tax benefit on exercise of stock options	58
Cash payment of common stock dividend	(46)	(2,265)	—
Proceeds from public offering, net	49,406	—	—
Payment of transaction costs in connection with the initial public offering	(2,839)	—	—
Net cash used in financing activities	(2,288)	(5,659)	(3,408)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	(397)	(3,339)
CASH AND CASH EQUIVALENTS—Beginning of period	20	417	3,756
CASH AND CASH EQUIVALENTS—End of period	$26	$20	$417
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the year for:
Interest	$6,549	$2,068	$2,627
Income taxes	$4,623	$4,482	$4,778

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Physicians Formula Holdings, Inc. (the “Company” or “Holdings”), a Delaware corporation, formerly known as PFI Holdings Corp., and its wholly owned subsidiary, Physicians Formula, Inc. (“Physicians”), a New York corporation. Physicians Formula Cosmetics, Inc., a Delaware corporation, is a wholly owned subsidiary of Physicians.

Physicians, formerly known as Pierre Fabre, Inc., and Physicians Formula Cosmetics, Inc., both formerly wholly owned subsidiaries of Pierre Fabre Dermo-Cosmetique, S.A., (“PFDC”) were acquired by PFI Acquisition Corp. (a New York corporation and a wholly owned subsidiary of Holdings) in a stock purchase transaction on November 3, 2003 (the “Acquisition”). Immediately following the Acquisition, PFI Acquisition Corp. was merged with and into Physicians, and Physicians was the surviving corporation in the merger. In connection with the merger, Physicians changed its name from Pierre Fabre, Inc. to Physicians Formula, Inc., and Physicians became a wholly owned subsidiary of PFI Holdings Corp. and Physicians Formula Cosmetics, Inc. became a wholly owned subsidiary of Physicians. As part of the Acquisition, PFDC elected to receive a portion of the sales price in common stock and preferred stock of Holdings. The Acquisition was accounted for as a purchase in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. During 2006, the Company completed an initial public offering of shares of the Company’s common stock. See Note 9 for further details.

The Company develops, markets, manufactures and distributes innovative, premium-priced products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eye liners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons. The Company is headquartered in Azusa, California.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation—The consolidated financial statements include the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition—The Company recognizes revenues from product sales, less estimates for returns and allowances, upon shipment of products when title has passed, persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable and collectibility of the sales price is reasonably ensured.

Shipping and Handling Fees—Amounts billed to customers for shipping and handling are included as a component of net sales. Shipping and handling costs, which represent costs incurred to ship products to the Company’s customers, are included as a component of selling, general and administrative expenses and totaled, $3,807,000, $2,939,000 and $2,093,000 in 2006, 2005 and 2004, respectively.

Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories—Inventories are stated at the lower of average cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment—Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the life of the lease.

Intangible Assets—Intangible assets consist primarily of trade names, distributor relationships and patents. Trade names are not amortized as they are considered an indefinite-lived intangible asset. Distributor relationships and patents are amortized over their estimated useful lives of 20 and 15 years, respectively. Intangible assets related to distributor relationships and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Impairment of Long-Lived Assets—The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Goodwill and Indefinite-Lived Intangible Assets—Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and specific intangible assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment annually as of June 30 or whenever events or circumstances occur indicating that they might be impaired.

Derivative Instruments and Hedging Activities—The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”), as amended. In accordance with SFAS No. 133, the fair value of the Company’s interest rate collar was recorded as an asset or a liability in the Company’s consolidated balance sheets with a corresponding credit or charge to interest expense. The Company does not have any other derivative instruments.

Returns Reserve—A reserve for product returns is maintained based on estimated future returns determined by using estimates and historical experience. Returns are recorded as a reduction of sales in the accompanying consolidated income statements.

Trade Allowances—The Company offers trade allowances such as rebates, price protection, coupons, and other incentives to customers in the normal course of business. Accruals for these trade allowances are provided for based on estimates and historical experience and are recorded as a reduction of sales in the accompanying consolidated income statements of income.

Net Income Per Share—Basic net income per share is computed as net income attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options, calculated using the treasury stock method. The following table summarizes the incremental shares from potentially dilutive securities:

	Year Ended December 31,
	2006	2005	2004
Weighted-average number of common shares—basic	10,900,919	10,051,750	10,023,750
Effect of dilutive employee stock options	486,114	1,502,788	672,000
Weighted-average number of common shares—diluted	11,387,033	11,554,538	10,695,750

Fair Value of Financial Instruments—The Company’s financial instruments are primarily composed of cash and cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable closely approximate their carrying value due to their short maturities. The fair value of debt is estimated based on reference to market prices and closely approximates its carrying value.

Segments—The Company operates in one reportable segment consisting of the manufacturing, research, development and distribution of cosmetic products.

Foreign Currency Transactions—The Company enters into sales transactions with customers located in Canada, which are denominated in Canadian dollars. Gains and losses from foreign currency transactions are included in the determination of net income in the period in which the exchange rate changes. Unrealized gains and losses result when the receivables are revalued at the balance sheet date.

Concentration of Credit Risk—Certain financial instruments subject the Company to concentrations of credit risk. These financial instruments consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. The Company regularly reevaluates its customers’ ability to satisfy credit obligations and records a provision for doubtful accounts based on such evaluations. Significant customers that accounted for more than 10% of gross sales are as follows:

	Year Ended December 31,
Customer	2006	2005	2004
A	19%	20%	21%
B	19%	17%	19%
C	18%	16%	15%
D	11%	13%	15%

Three customers individually accounted for more than 10% of gross accounts receivable and together accounted for approximately 63% of gross accounts receivable at December 31, 2006. Four customers individually accounted for more than 10% of gross accounts receivable and together accounted for approximately 70% of gross accounts receivable at December 31, 2005.

Advertising Expenditures—Advertising costs are expensed as incurred and include print and television, promotions, public relations and other selling expenses. Advertising expense was $12,443,000, $10,630,000 and $8,948,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Research and Development—Research and development costs, which are expensed as incurred, totaled $776,000, $477,000 and $462,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Research and development costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Stock Options—On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the prospective method. Under the prospective method, those nonpublic companies that previously used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes will apply SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company will continue to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards which were the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. Under SFAS No. 123R, share-based payments awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. In connection with the Company’s initial public offering, the Company amended the performance-based options, which were held by seven employees of the Company, to accelerate the vesting of 550,781 of such options. The remaining performance-based options that did not vest on November 14, 2006 became time-vesting options that vest and become exercisable in 24 equal installments over a period of two years from November 14, 2006. The Company incurred a $9,488,000 pre-tax non-cash share-based compensation charge in the fourth quarter of fiscal year 2006 related to the modification of these awards. A non-cash share-based compensation cost of $333,000 was capitalized and included in inventory in the accompanying consolidated balance sheets and $9,155,000 was recorded as compensation expense in selling, general and administrative in the accompanying consolidated statements of income.

Through December 31, 2005, the Company accounted for stock-based employee compensation arrangements in accordance with the provisions of APB Opinion No. 25 and related interpretations. Under the intrinsic value method prescribed in APB Opinion No. 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the common stock and the exercise price of the option. For the periods prior to December 31, 2005, the Company did not record any compensation expense related to the option plan, since the exercise price of the options equaled their fair value at the date of grant.

Income Taxes—The Company’s historical tax attributes were carried forward as a result of the Acquisition. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The long-term deferred income taxes primarily relate to the intangible assets recorded as part of the Acquisition.

New Accounting Pronouncements—In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”). FIN No. 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN No. 48 is effective as of January 1, 2007. The Company is currently evaluating the impact of FIN No. 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to fair value hierarchy as defined in the standard. SFAS No. 157 is effective for the Company at the beginning of fiscal 2008 and will be applied on a prospective basis. The Company is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the effect that adoption of this statement will have on the Company’s consolidated financial statements.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.    INVENTORIES

Inventories consist of the following (dollars in thousands):

	As of December 31,
	2006	2005
Raw materials and components	$11,955	$10,129
Finished goods	11,517	7,248
Total	$23,472	$17,377

4.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	Useful Lives	As of December 31,
		2006	2005
Tooling	3 to 5 years	$379	$320
Leasehold improvements	Term of lease to 5 years	753	737
Machinery and equipment	3 to 8 years	2,284	1,683
Furniture and fixtures	5 to 8 years	240	216
Computer equipment	3 years	804	724
Construction in progress		408	175
Total property and equipment		4,868	3,855
Accumulated depreciation		(2,362)	(1,594)
Total		$2,506	$2,261

Depreciation expense was $799,000, $860,000 and $689,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

5.   OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	As of December 31,
	2006	2005
Capitalized debt issuance costs, net of accumulated amortization of $5 and $7	$133	$1,025
Restricted investments	721	597
Deposits	114	53
Total	$968	$1,675

Capitalized debt issuance costs relating to the previous credit agreements in the amount of $1,031,000 and $287,000 were written off to interest expense as a result of new credit agreements in November 2006 and December 2005, respectively. Amortization for the next five years will be approximately $28,000 annually (see Note 7).

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value.

6.   INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2006 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total
Trade names	$29,500	$—	$29,500
Patents	8,699	1,836	6,863
Distributor relationships	23,701	3,753	19,948
Total	$61,900	$5,589	$56,311

Intangible assets consist of the following as of December 31, 2005 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total
Trade names	$29,500	$—	$29,500
Patents	8,699	1,256	7,443
Distributor relationships	23,701	2,568	21,133
Total	$61,900	$3,824	$58,076

Amortization expense was $1,765,000, for each of the three years ended December 31, 2006. Amortization of intangible assets for the next five years will be approximately $1,765,000 per year.

7.   LONG-TERM DEBT

On November 14, 2006, Physicians entered into a new credit agreement with a bank replacing the previous credit arrangement. The new credit agreement will terminate in 2011 and provides for $15,000,000 of term loans and for borrowings of up to $20,000,000 under a revolving loan agreement. Amounts outstanding under the term loan and revolving loan bear interest at a London InterBank Offered Rate (“LIBOR”) Adjusted Rate, or a Base Rate, plus 2.0% or 0.5%, respectively. The revolving loan arrangement also provides for a commitment fee of one-quarter of 1.0% on any unused commitment. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and are subject to various financial and nonfinancial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth requirement and a limitation on capital expenditures of $3,000,000 per fiscal year. As of December 31, 2006, the Company was in compliance with such covenants. Holdings and its subsidiary are prohibited from declaring or paying dividends under the terms of the new credit agreement subject to exceptions for certain expenses. As of December 31, 2006, Holdings held no assets aside from its investment in Physicians. Amounts outstanding under the term loans are due in quarterly payments, starting December 31, 2006, of $375,000 and increasing to $1,125,000 through September 30, 2011. The interest rate on the term loan was 8.75% at December 31, 2006.

In December 2005, Physicians entered into a credit agreement with a syndicate of banks replacing its previous credit agreement. The credit agreement provided for $41,765,000 of term loans and for borrowings of up to $15,000,000 under a revolving loan arrangement, reduced by outstanding letters of credit. Amounts outstanding on the term loans and revolving loan bore interest at LIBOR, or a Base Rate, plus a calculated percentage based upon the type of borrowing incurred. The revolving loan arrangement also provided for a commitment fee of one-quarter of 1.0% on any unused commitment. The interest rate on the term loans was 8.25% at December 31, 2005. On November 14, 2006, the Company used the net proceeds of the initial public offering and borrowings under the new credit agreement to repay borrowings and accrued interest under this credit agreement.

Concurrent with the credit agreement entered into in December 2005, described above, the Company entered into subordinated note payable agreements with a syndicate of banks totaling $20,435,000. In connection with the initial public offering, the Company repaid all amounts outstanding under the subordinated note payable agreements in November 2006. Amounts outstanding on the subordinated notes were subject to a 12% fixed rate payable quarterly in arrears on the accrued principal balance, plus a 1.5% fixed payable-in-kind quarterly in arrears.

Amounts outstanding under the long-term debt arrangements are as follows (dollars in thousands):

	As of December 31,
	2006	2005
Term loans	$15,000	$41,765
Subordinated debt	—	20,435
Accrued payment-in-kind interest on subordinated debt	—	13
	15,000	62,213
Current portion of long-term debt	(2,063)	(4,177)
	$12,937	$58,036

At December 31, 2006 and 2005, there was $7,522,000 and $8,769,000, respectively, outstanding under the revolving loan agreement at interest rates of 7.37% and 9.25%, respectively. As of December 31, 2006, there was $12,478,000 available under the revolving loan agreement. The revolving loan agreement, which expires in November 2011, contains a lock-box feature, whereby remittances made by customers to the lock-box repay the outstanding obligation under the revolving loan arrangement. As such, in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement , the Company has classified the above outstanding amounts under the revolving loan agreement as a current liability in the accompanying consolidated balance sheets. There were no outstanding letters of credit at any of the balance sheet dates.

Costs of $138,000 at December 31, 2006 associated with obtaining the new credit agreement above have been capitalized and are included in other assets in the accompanying consolidated balance sheets. These costs are being amortized over the life of the related debt obligations as an additional component of interest expense.

The Company entered into an interest rate collar agreement during 2004. This agreement had an original notional amount of $10,000,000 ($7,644,000 as of December 31, 2005) and was terminated on January 25, 2006. The agreement established a floor interest rate of 1.4% and a cap interest rate of 7.0%. During the years ended December 31, 2006, 2005 and 2004, this agreement did not have an impact on the Company’s interest expense. In addition, as of December 31, 2005, the fair market value of this agreement was insignificant.

Upon termination of the above interest rate collar agreement in January 2006, the Company entered into a new interest rate collar agreement with an effective date of March 31, 2006. This agreement had a notional amount of $21,000,000 and would have expired on March 31, 2008. The agreement established a floor interest rate of 4.05% and a cap interest rate of 5.60%. The agreement was terminated on December 18, 2006 and during the year ended December 31, 2006, the agreement did not have a significant impact on the Company’s interest expense.

Principal payments under the long-term debt arrangements are as follows (dollars in thousands):

Years Ending December 31
2007	$2,063
2008	2,437
2009	3,188
2010	3,937
2011	3,375
$15,000

8.   COMMITMENTS AND CONTINGENCIES

Operating Leases—The Company has long-term noncancelable operating leases for its facilities expiring through December 2007 and operating leases for various pieces of equipment under operating leases expiring through December 2009. Certain of the leases contain free rent periods and rent escalation clauses. The Company records rent expense on a straight-line basis. Total rent expense for all facilities, equipment, and automobiles was $1.1 million, $907,000 and $767,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Future minimum commitments under these operating leases are as follows (dollars in thousands):

Years Ending December 31
2007	$960
2008	240
2009	14
2010	—
$1,214

Litigation—The Company has been named in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s consolidated financial statements.

Manufacturing Equipment—The Company has a contractual agreement, for approximately $1.1 million, to automate product assembly lines, of which $327,000 was incurred in 2006.

Environmental—The shallow soils and groundwater below the Company’s City of Industry facility were contaminated by the former operator of the property. The former operator performed onsite cleanup and the Company anticipates that it will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, the Company believes the cost, which the Company is not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to the Company in the past, and that the Company believes remain financially able to do so.

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

The Company is also one of approximately 25 parties considered potentially liable by a regional water authority for alleged contamination of two of that water authority’s wells. The Company is fully indemnified for this liability under a past settlement with a private company. The indemnity is not materially limited and the Company does not believe it would be contested. The Company believes the private company is financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims for alleged contamination of the area’s potable water supply.

The Company’s liability for these contamination matters and related claims is substantially covered by third-party indemnities and resolved by prior settlements, and borne by prior operators of the facility, their successors and their insurers. The Company is attempting to recoup approximately $0.7 million in defense costs from one of these indemnitors. These costs have been expensed as paid by the Company and are not recorded in its consolidated balance sheets.

9.    STOCKHOLDERS’ EQUITY

On November 14, 2006, the Company completed an initial public offering of shares of the Company’s common stock. In the initial public offering, the Company sold 3,125,000 shares of common stock and the selling stockholders sold 5,500,000 shares of common stock, which includes 1,125,000 shares of common stock sold by the selling stockholders pursuant to the underwriters’ over-allotment option. The underwriters exercised this over-allotment on November 10, 2006 and the initial public offering closed on November 14, 2006. In connection with the initial public offering, the Company amended the then-existing certificate of incorporation and by-laws to increase the number of authorized shares of common stock to 50,000,000 shares, par value $0.01 per share, and the number of authorized shares of preferred stock to 10,000,000 shares, par value $0.01 per share. Series A preferred stock was non-voting, accumulates dividends at a compound rate of 8% per annum and has a priority above common stockholders in redemptions and dividends. Series A preferred stock is not subject to any required redemption and is not redeemable at the option of the holder.

In connection with a prior recapitalization in December 2005, the Company completed a leveraged recapitalization that consisted of obtaining new credit agreements (Note 7), redeeming all of the outstanding Series A preferred stock and paying cash dividends on common and preferred stock. The Company declared and paid a dividend on the Series A preferred stock totaling $6,678,000, redeemed all outstanding Series A preferred stock for $37,433,000, and declared a cash dividend on common stock of $2,311,000. At December 31, 2005, declared and unpaid dividends totaled $46,000 and are included as a component of accrued expenses in the accompanying consolidated balance sheets. Additionally, the Company paid a cash bonus to all stock option holders of $0.23 per option outstanding in 2005. The cash bonus ($363,000) was recorded as compensation expense in the accompanying consolidated financial statements as a component of selling, general and administrative ($346,000) and cost of goods sold ($17,000).

10.   TRANSACTIONS WITH RELATED PARTIES

The Company had a subcontracting and management services agreement with entities controlled by one of its minority stockholders. Sales to related parties under the subcontracting agreement totaled $5,000, $983,000 and $933,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The subcontracting agreement expired in November 2006. No amounts were due from related parties at December 31, 2006 and $20,000 was due at December 31, 2005. The receivable is included in accounts receivable in the accompanying consolidated balance sheets.

Expenses under a management service agreement, which expired in 2005, totaled $83,000 for the years ended December 31, 2005 and 2004. There were no outstanding amounts due to related parties as of December 31, 2006 and 2005.

The Company entered into a settlement agreement with PFDC with respect to certain indemnification claims the Company asserted against PFDC under the terms of the purchase agreement for the Acquisition. Pursuant to the settlement agreement, the Company received $100,000 in July 2006 and agreed to set off certain claims against the indemnification deductible threshold, as established in the purchase agreement for the Acquisition.

11.   EMPLOYEE BENEFITS

The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for employee contributions as well as employer matching contributions and is available to eligible participants, as defined in the plan agreement. Participant contributions are matched at 100% of each dollar contributed by the participant up to 5% of a participant’s eligible salary. Matching contributions vest immediately. Matching contributions are included in selling, general and administrative expenses in the accompanying consolidated statements of income and totaled $272,000, $259,000 and $230,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s Deferred Compensation Plans provide certain employees the option to defer a portion of their compensation. Investments have been purchased that may be used to fund the Deferred Compensation Plans and are included in other assets in the accompanying consolidated balance sheets.

12.   INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2006, 2005 and 2004, are as follows (dollars in thousands):

	2006	2005	2004
Current:
Federal	$2,171	$5,315	$2,222
State	497	1,339	598
Total current	2,668	6,654	2,820
Deferred:
Federal	(1,856)	(1,406)	(243)
State	(741)	(319)	(17)
Total deferred	(2,597)	(1,725)	(260)
Total provision for income taxes	$71	$4,929	$2,560

The major components of the deferred income tax assets and liabilities at December 31, 2006 and 2005, are as follows (dollars in thousands):

	2006	2005
Sales returns reserve	$3,857	$2,792
Stock options	1,840	—
Inventories	585	748
Accrued expenses	528	662
Other	472	600
Deferred income tax assets	7,282	4,802
Trade names	(12,051)	(11,782)
Distributor relationships	(8,149)	(8,441)
Patents	(2,816)	(2,973)
Purchase accounting property and equipment adjustments	(266)	(238)
Depreciation and amortization	(184)	(74)
Other	(295)	(369)
Deferred income tax liabilities	(23,761)	(23,877)
Total	$(16,479)	$(19,075)

The major elements contributing to the difference between the federal statutory rate and the effective tax rate for the years ended December 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004
Statutory rate	35.0%	34.0%	34.0%
State income taxes-less effects of federal deduction	(23.5)	5.3	5.8
Extra-territorial income exclusions	(19.9)	(0.9)	(2.1)
Research and development credits	(35.1)	—	—
True-up of prior year permanent items	(13.4)	—	—
Impact of change in the deferred carrying rate	63.9	—	—
Other	3.5	0.3	0.2
Effective tax rate	10.5%	38.7%	37.9%

13.   EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

In connection with the Company’s initial public offering, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. As of December 31, 2006, a total of 900,000 shares, related to the Company’s common stock, were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year beginning in 2007 and ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. As of December 31, 2006, no grants have been made under the 2006 Plan. On February 6, 2007, the Company granted 300,000 stock options under the 2006 Plan to certain employees of the Company.

2003 Stock Option Plan

In November 2003, the Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”) and reserved a total of 2,500,000 shares for grants under the 2003 Plan. The 2003 Plan provides for the issuance of stock options for common stock to executives and other key employees. The options generally have a 10-year life and vest over a period of time. Options granted under the 2003 Plan were originally granted as Performance-Vesting Options and Time-Vesting Options. In connection with the initial public offering, the Performance-Vesting Options were amended to accelerate the vesting of 550,781 of such options, and the balance was converted to Time-Vesting Options. The Time-Vesting Options include options that vest over a four-year period and 162,553 options that converted from Performance-Vesting Options but were not exercised in connection with the initial public offering. Options are granted with exercise prices not less than the fair value at the date of grant, as determined by the Board of Directors.

The stock option plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
		Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2004	694,666	$0.10		583,334	$0.10
Options granted in January and March 2004	160,000	0.10		130,000	0.10
Options outstanding—December 31, 2004	854,666	0.10		713,334	0.10
Options granted in January 2005	37,000	0.25		—	—
Options exercised	(28,000)	0.10	$26,000	—	—
Options outstanding—December 31, 2005	863,666	0.11		713,334	0.10
Options forfeited	(4,000)	0.25		—	—
Options exercised	(370,166)	0.10	$1,444,000	(296,140)	0.10	$5,005,000
Options converted from Performance-Vesting to Time-Vesting Options	162,553	0.10		(162,553)	0.10
Options outstanding—December 31, 2006	652,053	$0.11	$12,117,000	254,641	$0.10	$4,734,000
Vested and expected to vest—December 31, 2006	652,053	$0.11	$12,117,000	254,641	$0.10	$4,734,000

The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options modified during 2006 utilizing the following weighted-average assumptions:

2006
Risk-free interest rate	4.3%
Volatility	52.5%
Dividend rate	None
Life in years	2.2

The risk-free interest rate is based upon the U.S Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate is based on companies of similar growth and maturity and our peer group in the industry in which the Company does business. The dividend rate assumption is excluded from the calculation, as it is our present intention to retain all earnings. The expected life of our stock options represents the average between the vesting and contractual term, pursuant to SEC Staff Accounting Bulletin No. 107.

The vesting activity for the 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2004	4,000	$1,000				—	$—
Vesting during year	211,917	21,000				—	—
December 31, 2004	215,917	22,000				—	—
Vesting during year	206,667	21,000				—	—
Options exercised	(28,000)	(3,000)				—	—
December 31, 2005	394,584	40,000				—	—
Vesting during year	221,690	22,000				550,781	55,000
Options exercised	(370,166)	(37,000)				(296,140)	(30,000)
December 31, 2006	246,108	25,000	$0.10	6.9 years	$4,575,000	254,641	25,000	$0.10	6.9 years	$4,734,000

As of December 31, 2006, the options outstanding under the 2003 Plan have exercise prices between $0.10 and $0.25 and the weighted-average remaining contractual life of the options outstanding was 6.9 years.

A summary of the status of the non-vested stock awards is presented in the table below:

		Weighted-Average Grant Date Fair Value
January 1, 2006	1,182,416	$0.10
Vested	(772,471)	12.23
Forfeited	(4,000)	0.25
December 31, 2006	405,945	$6.56

The total fair value of shares vested during the years ended December 31, 2006, 2005 and 2004 was $9,451,000, $21,000, and $21,000, respectively.

As of December 31, 2006, total unrecognized estimated compensation cost related to non-vested stock options granted to that date was approximately $2,568,000, which is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company recorded cash received from stock options exercise of $67,000 and related tax benefits of $58,000 during the year ended December 31, 2006. Upon option exercise, the Company issues new shares of stock.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. Prior to the adoption of SFAS No. 123R, the Company presented all such excess tax benefits as operating cash flows on the consolidated statements of cash flows. SFAS No. 123R requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows. Under SFAS No. 123R, the Company has classified excess tax benefits of $58,000 for the year ended December 31, 2006 as financing cash inflows.

In November 2005, the FASB issued Staff Position No. SFAS No. 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of share-based compensation under SFAS No. 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in-capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123R.

14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$27,689	$23,083	$18,093	$26,540
Gross profit	15,650	13,742	9,644	14,426
Net income (loss)	2,415	1,626	223	(3,658)
Net income (loss) per common share:
Basic	0.23	0.16	0.02	(0.29)
Diluted	0.21	0.14	0.02	(0.29)

	Year Ended December 31, 2005
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Net sales	$22,713	$20,393	$13,976	$21,624
Gross profit	14,088	12,025	8,495	12,016
Net income (loss)	3,418	1,682	589	2,134
Allocation of income to preferred stockholders	819	819	819	687
Net income (loss) available for common stockholders	2,599	863	(230)	1,447
Net income (loss) per common share:
Basic	0.26	0.09	(0.02)	0.14
Diluted	0.22	0.07	(0.02)	0.12

15.   GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States. Net sales to unaffiliated customers by geographic region are as follows (dollars in thousands):

	Year Ended December 31,
Customer	2006	2005	2004
United States	$89,236	$73,400	$58,692
Canada	5,819	4,218	2,700
Other	350	1,088	931
	$95,405	$78,706	$62,323

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2007.

PHYSICIANS FORMULA HOLDINGS, INC.
/s/ INGRID JACKEL
By:	Ingrid Jackel
Its:	Chief Executive Officer

According to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 15, 2007.

Signatures	Capacity
/s/ INGRID JACKEL	Chief Executive Officer (principal executive
Ingrid Jackel	officer) and Director
/s/ JOSEPH J. JAEGER	Chief Financial Officer (principal financial
Joseph J. Jaeger	and accounting officer)
/s/ SONYA T. BROWN	Director
Sonya T. Brown
/s/ CRAIG D. FRANCES	Director
Craig D. Frances
/s/ CLAUDE GROS	Director
Claude Gros
/s/ WALTER G. KORTSCHAK	Director
Walter G. Kortschak
/s/ JAMES A. LAWRENCE	Director
James A. Lawrence

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	Amended and Restated By-laws of the Registrant. (2)
4.1	Specimen Common Stock Certificate. (1)
10.1	Credit Agreement, dated as of November 14, 2006, among Physicians Formula, Inc., the lenders party thereto and Union Bank of California, N.A., as administrative agent. (2)
10.2	Stock Purchase Agreement, dated as of November 3, 2003, by and among the Registrant and the investors on the signature pages thereto. (1)
10.3	Management Services Agreement and Confidentiality Addendum, dated as of November 3, 2003, by and among Physicians Formula, Inc., Rene Futurer Inc. and Pierre Fabre Dermo-Cosmetique, S.A. (1)
10.4	Manufacturing Agreement and License and Confidentiality Addendum, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Pierre Fabre Dermo-Cosmetique, S.A. (1)
10.5	Distribution Services Agreement and Confidentiality Addendum, dated as of November 3, 2003, by and among Physicians Formula, Inc., Rene Futurer Inc. and PFDC Holdings, Inc. (1)
10.6	Stockholders Agreement, dated as of November 3, 2003, by and among the Registrant and the persons on the signature pages thereto. (1)
10.7	Registration Agreement, dated as of November 3, 2003, by and among the Registrant and the persons on the signature pages thereto. (1)
10.8	Confidentiality Agreement, dated as of November 3, 2003, by and between the Registrant and Claude Gros. (1)
10.9	Employment Agreement, dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.10	Employment Agreement, dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.11	Employment Agreement, dated as of March 8, 2004, by and between the Registrant and Joseph J. Jaeger. (1)
10.12	2003 Stock Option Plan. (1)
10.13	2006 Equity Incentive Plan. (1)
10.14	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.15	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.16	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Ingrid Jackel. (2)
10.17	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Jeff Rogers. (2)
10.18	Stock Option Agreement (Time Vesting), dated as of March 8, 2004, by and between the Registrant and Joseph J. Jaeger. (1)

E-1

10.19	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Joseph J. Jaeger. (2)
10.20	Amended Bonus Potential Letter by Physicians Formula, Inc. in favor of Joseph J. Jaeger. (2)
10.21	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Ingrid Jackel. (1)
10.22	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Jeff Rogers. (1)
10.23	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of March 8, 2004, by and between Physicians Formula, Inc. and Joseph J. Jaeger. (1)
10.24	Executive Stock Purchase Agreement, dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.25	Executive Stock Purchase Agreement, dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.26	Letter Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Pierre Fabre Dermo-Cosmetique. (1)
10.27	Contingent Trade Secret License Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Pierre Fabre Dermo-Cosmetique, S.A. (1)
10.28	2005 Nonqualified Deferred Compensation Plan, effective as of January 1, 2005. (1)
10.29	Nonqualified Deferred Compensation Plan, effective as of December 1, 1999. (1)
10.30	Settlement Agreement, dated as of June 7, 2006, among Physicians Formula, Inc., the registrant and Pierre Fabre Dermo-Cosmetique, S.A. (1)
10.31	Form of director indemnification agreement. (1)
10.32	Form of option award agreement for awards under 2006 Equity Incentive Plan. (1)
10.33	Form of restricted stock agreement for awards under 2006 Equity Incentive Plan. (1)
10.34	Form of non-qualified option award agreement for Ingrid Jackel, Jeff Rogers and Joseph J. Jaeger.
10.35	2007 Bonus Plan. (3)
21.1	Subsidiaries of the Registrant. (1)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Joseph J. Jaeger, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Filed as an exhibit to Registration Statement on Form S-1 (File No. 333-136913) and incorporated herein by reference.

(2)          Filed as an exhibit to the Registrant’s Form 10-Q for the period ended September 30, 2006 filed December 21, 2006 and incorporated herein by reference.

(3)          Filed as an exhibit to the Registrant’s Form 8-K filed on March 12, 2007 and incorporated by reference herein.

E-2