Form 10-Q
period 2007-03-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2007-05-10
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

COMMISSION FILE NUMBER: 001-33142

Physicians Formula Holdings, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0340099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1055 West 8th Street	91702
Azusa, California	(Zip Code)
(Address of principal executive offices)

(626) 334-3395
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerate filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of May 10, 2007, was 13,927,055.

PART I.

FINANCIAL INFORMATION

Item 1.                Financial Statements

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21	$26
Accounts receivable, net of allowance for bad debts of $364 and $348	29,009	26,654
Inventories	21,197	23,472
Prepaid expenses and other current assets	1,601	1,775
Deferred income taxes—net	5,958	5,139
Total current assets	57,786	57,066
PROPERTY AND EQUIPMENT—Net	2,775	2,506
OTHER ASSETS—Net	1,093	968
INTANGIBLE ASSETS—Net	55,870	56,311
GOODWILL	17,463	17,463
TOTAL	$134,987	$134,314
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,468	$12,670
Accrued expenses	1,513	1,915
Trade allowances	3,791	3,479
Sales returns reserve	10,462	9,440
Income taxes payable	3,656	378
Line of credit borrowings	2,262	7,522
Current portion of long-term debt	2,250	2,063
Total current liabilities	34,402	37,467
DEFERRED COMPENSATION	753	721
DEFERRED INCOME TAXES—Net	21,123	21,617
LONG-TERM DEBT	12,375	12,937
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Series A preferred stock, $.01 par value—10,000,000 shares authorized, 0 and 0 shares issued and outstanding	—	—
Common stock, $.01 par value—50,000,000 shares authorized, 13,927,055 and 13,843,056 shares issued and outstanding	139	138
Additional paid-in capital	57,506	57,047
Retained earnings	8,689	4,387
Total stockholders’ equity	66,334	61,572
TOTAL	$134,987	$134,314

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
NET SALES	$35,723	$27,689
COST OF SALES	15,102	12,039
GROSS PROFIT	20,621	15,650
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,110	9,950
INCOME FROM OPERATIONS	7,511	5,700
INTEREST EXPENSE	404	1,771
OTHER INCOME	(5)	(22)
INCOME BEFORE INCOME TAXES	7,112	3,951
PROVISION FOR INCOME TAXES	2,810	1,536
NET INCOME	$4,302	$2,415
NET INCOME PER COMMON SHARE:
Basic	$0.31	$0.23
Diluted	$0.30	$0.21
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,866,389	10,352,892
Diluted	14,537,147	11,531,629

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,302	$2,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	669	627
Deferred income taxes	(1,313)	(273)
Provision for bad debts	15	14
Amortization and write-off of debt issuance costs	8	49
Recognition of stock based compensation	452	—
Changes in operating assets and liabilities:
Accounts receivable	(2,370)	(517)
Inventories	2,275	1,959
Prepaid expenses and other current assets	174	(611)
Other assets	(88)	8
Accounts payable	(2,449)	113
Accrued expenses, trade allowances and sales returns reserve	932	1,875
Income taxes payable	3,278	(2,347)
Net cash provided by operating activities	5,885	3,312
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(250)	(64)
Net cash used in investing activities	(250)	(64)
CASH FLOWS FROM FINANCING ACTIVITIES:
Paydowns of term loans	(375)	(1,044)
Net paydowns under line of credit	(5,260)	(1,868)
Debt issuance costs	(13)	(154)
Bank overdraft	—	(177)
Exercise of stock options	8	37
Cash payment of common stock dividend	—	(46)
Net cash used in financing activities	(5,640)	(3,252)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(5)	(4)
CASH AND CASH EQUIVALENTS—Beginning of period	26	20
CASH AND CASH EQUIVALENTS—End of period	$21	$16
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—
Cash paid during the period for:
Interest	$402	$1,082
Income taxes—net	$846	$4,157
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES—The Company had accounts payable of $247 outstanding as of March 31, 2007, relating to purchases of property and equipment.

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.   ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physicians Formula Holdings, Inc. (the ‘‘Company’’), a Delaware corporation, and its wholly owned subsidiary, Physicians Formula, Inc. (‘‘Physicians’’), a New York corporation, and its wholly owned subsidiaries, Physicians Formula Cosmetics, Inc. and Physicians Formula DRTV, LLC.

The Company develops, markets, manufactures and distributes innovative, premium-priced products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons.

The accompanying condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of income for the three months ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 are unaudited. These unaudited condensed interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2007, its results of operations for the three months ended March 31, 2007 and 2006, and its cash flows for the three months ended March 31, 2007 and 2006. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date.

These condensed interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.   NEW ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company adopted FIN 48 on January 1, 2007, and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Total unrecognized tax benefits and interest and penalties were not significant at January 1, 2007. The Company does not expect significant changes in unrecognized tax benefits in the next twelve months. As of

January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 through 2006, and is subject to state and local income tax examinations for the tax years 2002 through 2006.

3.   NET INCOME PER SHARE

Basic net income per common share is computed as net income divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options, calculated using the treasury stock method:

	Three Months Ended March 31,
	2007	2006
Weighted-average number of common shares—basic	13,866,389	10,352,892
Effect of dilutive employee stock options	670,758	1,178,737
Weighted-average number of common shares—diluted	14,537,147	11,531,629

4.   INVENTORIES

Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2007	2006
Raw materials and components	$10,482	$11,955
Finished goods	10,715	11,517
Total	$21,197	$23,472

5.   INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2007 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total
Trade names	$29,500	$—	$29,500
Patents	8,699	1,982	6,717
Distributor relationships	23,701	4,048	19,653
Total	$61,900	$6,030	$55,870

Intangible assets consist of the following as of December 31, 2006 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total
Trade names	$29,500	$—	$29,500
Patents	8,699	1,836	6,863
Distributor relationships	23,701	3,753	19,948
Total	$61,900	$5,589	$56,311

Amortization expense was $441,000 for both of the three month periods ended March 31, 2007 and 2006. Amortization of intangible assets for the remainder of 2007 will be approximately $1,324,000 and for the next five years will be approximately $1,765,000 per year.

6.   STOCKHOLDERS’ EQUITY

On November 14, 2006, the Company completed an initial public offering of shares of the Company’s common stock. In the initial public offering, the Company sold 3,125,000 shares of common stock and the selling stockholders sold 5,500,000 shares of common stock, which included 1,125,000 shares of common stock sold by the selling stockholders pursuant to the underwriter’s over-allotment option. The underwriters exercised this over-allotment on November 10, 2006 and the initial public offering closed on November 14, 2006.

7.   EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

In connection with the Company’s initial public offering, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest over a period of time. As of March 31, 2007, a total of 876,861 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. On February 6, 2007, the Company granted 300,000 stock options under the 2006 Plan to certain employees of the Company.

2003 Stock Option Plan

In November 2003, the Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”) and reserved a total of 2,500,000 shares for grants under the 2003 Plan. The 2003 Plan provides for the issuance of stock options for common stock to executives and other key employees. The options generally have a 10-year life and vest over a period of time. Options granted under the 2003 Plan were originally granted as Time-Vesting Options and Performance-Vesting Options. The original Time-Vesting Options vest in equal annual installments over a four-year period. In connection with the initial public offering, the 713,334 Performance-Vesting Options were amended to accelerate the vesting of 550,781 of such options, and 296,140 of these options were exercised. The remaining 162,553 Performance-Vesting Options were converted to Time-Vesting Options that vest in equal monthly installments over a two-year period. Options are granted with exercise prices not less than the fair value at the date of grant, as determined by the Board of Directors.

The equity incentive and stock option plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
		Weighted- Average Exercise Price	Aggregate Intrinsic Value		Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2007	652,053	$ 0.11		254,641	$ 0.10
Options granted in February 2007	300,000	20.75	—	—	—
Options exercised	(83,999)	0.10	$ 1,555,000	—	—
Options outstanding—March 31, 2007	868,054	$ 11.07	$ 4,438,000	254,641	$ 0.10	$ 4,782,000
Vested and expected to vest—March 31, 2007	868,054	$ 11.07	$ 4,438,000	254,641	$ 0.10	$ 4,782,000

The fair value of options granted during the quarter ended March 31, 2007 totaled $3,161,000. The Company utilized the Black-Scholes option valuation model to calculate the fair value of these options using the following weighted-average assumptions:

Risk-free interest rate	4.9%
Volatility	52.2%
Dividend rate	None
Life in years	5.0

The risk-free interest is based-upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate is based on companies of similar growth and maturity and our peer group in the industry in which the Company does business. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. The expected life of our stock options represents management’s best estimate based upon historical and expected trends.

The vesting activity for the equity incentive and stock option plans is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2007	246,108	25,000				254,641	25,000
Vesting during quarter	53,569	136,000				—	—
Options exercised	(83,999)	(8,000)				—	—
March 31, 2007	215,678	153,000	$ 0.71	6.9 years	$ 3,919,000	254,641	25,000	$ 0.10	6.7 years	$ 4,782,000

As of March 31, 2007, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.5 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-Average Grant Date Fair Value
January 1, 2007	405,945	$ 6.56
Vested	(53,569)	7.72
Granted	300,000	10.54
March 31, 2007	652,376	$ 8.30

The total fair value of options that vested during the three months ended March 31, 2007 and 2006 was $413,000 and $4,000, respectively.

As of March 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options was approximately $5,276,000, which is expected to be recognized over a weighted-average period of approximately 2.9 years. The Company recorded cash received from the exercise of stock options of $8,000 during the three months ended March 31, 2007. Upon option exercise, the Company issues new shares of stock.

8.   COMMITMENTS AND CONTINGENCIES

Litigation—The Company has been named in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s consolidated financial statements.

Manufacturing—The Company has a contractual agreement, for approximately $1,100,000, to automate a product assembly line, of which $500,000 has been incurred as of March 31, 2007.

Environmental—The shallow soils and groundwater below our City of Industry facilities were contaminated by the former operator of the property. The former operator performed onsite cleanup and we anticipate that we will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, the Company believes the cost, which the Company is not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to the Company in the past, and that the Company believes remain financially able to do so.

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

10.   GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States. Net sales to external customers by geographic region are as follows (dollars in thousands):

	Three Months Ended March 31,
Customer	2007	2006
United States	$ 31,131	$ 25,810
Canada	4,467	1,835
Other	125	44
	$ 35,723	$ 27,689

11.   SUBSEQUENT EVENT

Secondary Equity Offering

On April 25, 2007, the Company completed a secondary equity offering, by certain selling stockholders, of 5,049,650 shares of the Company’s common stock, which includes 658,650 shares of common stock sold pursuant to the underwriters’ over-allotment option. The Company did not receive any proceeds from the sale of the shares but incurred approximately $850,000 of the expenses of the offering.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Overview of the Business

We are one of the fastest growing cosmetics companies of the ten largest in the U.S. mass market channel by retail sales. We specialize in developing and marketing innovative, premium-priced products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, rather than focusing on changing fashion trends. Our products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras.

We sell our products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 26,000 of the 45,000 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 38% of our net sales for the last three years.

Overview of U.S. Market Share Data

We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oreal, Max Factor, Neutrogena, Revlon and Vital Radiance. The following table sets forth the approximate market share, based on retail sales, of our products in total and for selected categories within the masstige market, as we define it, based on ACNielsen(1) data for the 52 weeks ended March 24, 2007:

	52 Weeks Ended March 24, 2007
	Masstige ($ Share)(1)	% Change vs. Prior Year ($ Share)(1)
Total Company	7.3%	22%
Face	13.3%	26%
Eye	5.3%	11%

(1)          ACNielsen is an independent research entity. ACNielsen data does not include Wal-Mart, which is our largest customer.

Seasonality

Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. Our net sales for the three months ended March 31, 2007 were higher than our net sales for the second and third quarters of 2006, as a result of this seasonality. Our quarterly results of operations may also fluctuate as a result of a variety of other reasons including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

Results of Operations

The following table sets forth our condensed consolidated statements of income for the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$35,723	$27,689
Cost of sales	15,102	12,039
Gross profit	20,621	15,650
Selling, general and administrative expenses	13,110	9,950
Income from operations	7,511	5,700
Interest expense	404	1,771
Other income	(5)	(22)
Income before income taxes	7,112	3,951
Provisions for income taxes	2,810	1,536
Net income	$4,302	$2,415
Net income per common share:
Basic	$0.31	$0.23
Diluted	$0.30	$0.21
Weighted-average common shares outstanding:
Basic	13,866,389	10,352,892
Diluted	14,537,147	11,531,629

The following is a discussion of our results of operations for the three months ended March 31, 2007 and 2006.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Sales.   Net Sales increased $8.0 million, or 28.8%, to $35.7 million for the three months ended March 31, 2007, from $27.7 million for the three months ended March 31, 2006. The increase was primarily attributable to growth in sales of our face and eye makeup products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Total unit volume increased by 1.6 million units, or 24.4%, to 8.4 million units for the three months ended March 31, 2007 from 6.8 million units for the same period a year ago. New products represented 45% of our net sales for the three months ended March 31, 2007, one percent higher than the same period a year ago when new products contributed 44% of net sales. Partially offsetting our net sales growth for the three months ended March 31, 2007 was an increase in our returns provision due to higher returns resulting from our retailer customers’ wall display changes. Our increase in net sales was also partially offset by an increase in markdown expenses for discontinued products. During the three months ended March 31, 2007, our results included net sales of $4.6 million from our international customers, compared to $1.9 million for the three months ended March 31, 2006.

Cost of Sales.   Cost of sales increased $3.1 million, or 25.8%, to $15.1 million for the three months ended March 31, 2007 from $12.0 million for the three months ended March 31, 2006. Cost of sales as a percent of net sales was 42.3% of net sales for the three months ended March 31, 2007, compared to 43.5% for the three months ended March 31, 2006. The decrease in cost of sales, as a percentage of net sales, was attributable to a slight increase in the recovery of inventory returns of $0.2 million and a reduction in the write-down of obsolete inventory of $0.5 million due to several initiatives we implemented during 2006 to improve inventory management. These initiatives include identifying slow moving products at retail as early as possible to prevent overbuilding of inventories and improving the management of the sales forecasting and production planning processes. The decrease in cost of sales, as a percentage of net sales, was partially offset by an increase in product costs of $0.3 million resulting from increased wages due to an increase in the California minimum wage and increased overhead as a result of a short-term lease we entered into for a temporary manufacturing facility in Irwindale, California.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses increased by $3.1 million, or 31.0%, to $13.1 million for the three months ended March 31, 2007, from $10.0 million for the three months ended March 31, 2006. The increase was principally due to a $2.1 million increase in overhead costs resulting from a $0.6 million increase in employee compensation associated with our growth, a $0.3 million increase in marketing spending, a $0.5 million expense for our stock options awards, and an increase in expenses associated with being a public company. In addition, there were higher costs associated with increased sales volumes, including a $0.7 million increase in outbound freight costs and a $0.3 million increase in export sales commissions.

Interest Expense.   Interest expense decreased by $1.4 million to $0.4 million for the three months ended March 31, 2007, from $1.8 million for the three months ended March 31, 2006. The decrease in interest expense was due to the decrease in average borrowings outstanding under our revolving credit facility as we repaid all borrowings under our former senior credit agreement with the net proceeds of the initial public offering and borrowings under our senior credit agreement.

Other Income.   Other income decreased by $17,000, or 77.3%, to $5,000 for the three months ended March 31, 2007, from $22,000 for the three months ended March 31, 2006. Other income for the three months ended March 31, 2007 and 2006 was attributable to realized and unrealized gains related to investments held as part of our non-qualified deferred compensation plan.

Provision for Income Taxes.   The income tax expense for the three months ended March 31, 2007 was $2.8 million, representing an effective income tax rate of 39.5%, compared to income tax expense of $1.5 million, representing an effective tax rate of 38.9%, for the three months ended March 31, 2006. The effective rates differed from the statutory rates due to the effect of varying state and local taxes, the impact of the change in the deferred carrying rate and certain permanent items such as extra territorial income exclusions.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2007, we had $21,000 in cash and cash equivalents compared to $16,000 in cash and cash equivalents as of March 31, 2006. The low level of cash reflects the use of cash to pay down the revolving credit facility on a regular basis. As of March 31, 2007 we had $17.7 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable and inventories, reduced by accounts payable and accrued expenses.

Operating activities.   Cash provided by operating activities increased $2.6 million, or 78.8%, to $5.9 million for the three months ended March 31, 2007, from $3.3 million for the three months ended March 31, 2006. The net increase in cash provided by operating activities resulted primarily from favorable changes in working capital and higher net income due to our growth. Our inventory turnover rate has slightly decreased to an annualized 2.7 times per year for the three months ended March 31, 2007, from an annualized 2.9 times per year for the three months ended March 31, 2006. Days sales outstanding decreased 0.6 days, to 48.5 days in March 31, 2007 from 49.1 days in March 31, 2006.

Investing activities.   Cash used in investing activities for the three months ended March 31, 2007 was $250,000, which was related to capital expenditures for the replacement of machinery and equipment and the automation of an assembly line to accommodate future growth. Cash used in investing activities for the three months ended March 31, 2006 of $64,000 was related to capital expenditures for the replacement and upgrade of machinery and equipment. We spent $250,000 and $64,000 on capital expenditures in the three months ended March 31, 2007 and 2006, respectively.

Financing activities.   Cash used in financing activities was $5.6 million for the three months ended March 31, 2007 compared to cash used in financing operations of $3.3 million for the three months ended March 31, 2006. The increase in cash used in financing activities between periods primarily resulted from higher repayments of indebtedness under our line of credit.

Future Liquidity and Capital Needs.   The significant components of our working capital are accounts receivable and inventory, reduced by accounts payable and accrued expenses. Net working capital requirements increased by $14.7 million, or approximately 169%, to $23.4 million in the three months ended March 31, 2007, from $8.7 million in the three months ended March 31, 2006. We anticipate that working capital will decrease during the second and third quarters and increase during the fourth quarter of 2007, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $2.5 million for 2007, compared to $1.0 million in 2006, for several key projects, including completion of our automated assembly line, investment in our information technology infrastructure and improvements to our warehouse distribution systems. Capital requirements related to manufacturing include a major project to automate product assembly lines that are used to assemble products representing approximately 44% of our net sales in 2006. We expect this to add approximately $800,000 of a $1.1 million project to our normal level of capital expenditures in 2007, of which $300,000 was incurred in 2006 and $200,000 was incurred during the three months ended March 31, 2007. We have completed the replacement of our IBM AS/400 mainframe computer to accommodate future growth at a cost of approximately $0.3 million. Further, we may also need to implement improvements to our warehouse distribution systems at a cost of approximately $0.5 million. We believe that our cash flows from operations and funds from our new revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

On November 14, 2006, we entered into a senior credit agreement with a bank that will terminate in 2011 and consists of a $15.0 million term loan facility and a revolving credit facility providing for borrowings of up to $20.0 million. At March 31, 2007, there was $2.3 million outstanding under the revolving credit facility at an interest rate of 8.75% and we had $17.7 million of availability under the revolving credit facility. The interest rate on the term loan was 7.36% at March 31, 2007. The availability under the revolving credit facility is reduced by outstanding letters of credit. There were no outstanding letters of credit as of March 31, 2007.

We used the borrowings under our senior credit agreement and a portion of the net proceeds of our initial public offering to repay borrowings and accrued interest under our former senior credit agreement. Borrowings under our senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc., and borrowings under our senior credit agreement are secured by liens on substantially all of the assets of Physicians Formula, Inc., including the assets of its subsidiaries. Amounts outstanding under the term loan facility, which totaled $14.6 million at March 31, 2007, are due in quarterly payments currently equal to $375,000 and increasing to $562,500 on December 31, 2007, $750,000 on December 31, 2008, $937,500 on December 31, 2009 and $1,125,000 on December 31, 2010. The initial quarterly payment of $375,000 was made on January 1, 2007 and the second quarterly payment of $375,000 was made on April 2, 2007.

Amounts outstanding under the term loan facility and the revolving credit facility bear interest at a LIBOR Adjusted Rate (as defined in our senior credit agreement) plus 2.0% or at a Base Rate (as defined in our senior credit agreement) plus 0.5%. The revolving credit facility is also subject to a commitment fee of 0.25% on any unused commitments.

Our senior credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum fixed charge coverage ratio; a minimum net worth requirement; and a limitation on capital expenditures (which may be no more than $3,000,000 per fiscal year). As of March 31, 2007, we were in compliance with these covenants.

Our senior credit agreement contains certain additional negative covenants, including limitations on the ability of Physicians Formula, Inc., our operating subsidiary, to: incur other indebtedness and liens; fundamentally change its business through a merger, consolidation, amalgamation or liquidation; sell assets; pay cash dividends or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with our affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; and change our line of business.

Our senior credit agreement requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of satisfactory replacement assets.

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

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)           Foreign Currency Risk.

The Company pays overseas suppliers and third-party manufacturers in U.S. dollars. A decrease in the value of the euro and the Chinese yuan relative to the U.S. dollar could cause our suppliers to raise prices that would result in higher cost of sales. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecast with reliable accuracy. Our current reliance on foreign suppliers for many of the raw materials and components used to produce products makes it possible that our operating results may be affected by fluctuations in the exchange rate of the currencies of the suppliers. We do not have any foreign currency hedges.

(b)          Interest Rate Risk.

We are exposed to interest rate risks primarily through borrowings under our revolving loan arrangement and term loans. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under the revolving loan arrangement and term loans during the three months ended March 31, 2007, was $20.1 million and the weighted-average interest rate in effect at March 31, 2007, was 7.55%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $50,000 change to interest expense for the three months ended March 31, 2007.

ITEM 4.                CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified Rule 13a-15 under the Exchange Act, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

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

PART II.

OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None.

ITEM 1A.        RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 6.                EXHIBITS

Exhibit Number	Description
10.1

Form of non-qualified option award agreement for Ingrid Jackel, Jeff Rogers and Joseph J. Jaeger (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2006 filed by Physicians Formula Holdings, Inc. on March 16, 2007).

10.2	Form of 2007 Bonus Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed by Physicians Formula Holdings, Inc. on March 12, 2007).
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Joseph J. Jaeger, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHYSICIANS FORMULA HOLDINGS, INC.
/s/ INGRID JACKEL
By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ JOSEPH J. JAEGER
By: Joseph J. Jaeger
Its: Chief Financial Officer (principal financial officer)
Dated: May 10, 2007