Form 10-Q
period 2007-06-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2007-08-14
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of August 10, 2007, was 13,927,055.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81	$26
Accounts receivable, net of allowance for bad debts of $370 and $348	16,610	26,654
Inventories	27,470	23,472
Prepaid expenses and other current assets	1,285	1,775
Income tax receivables	1,567	-
Deferred income taxes—net	4,730	5,139
Total current assets	51,743	57,066

PROPERTY AND EQUIPMENT—Net	2,726	2,506
OTHER ASSETS—Net	1,177	968
INTANGIBLE ASSETS—Net	55,429	56,311
GOODWILL	17,463	17,463

TOTAL	$128,538	$134,314

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,009	$12,670
Accrued expenses	1,633	1,915
Trade allowances	4,873	3,479
Sales returns reserve	6,942	9,440
Income taxes payable	-	378
Line of credit borrowings	2,944	7,522
Current portion of long-term debt	2,438	2,063

Total current liabilities	28,839	37,467

DEFERRED COMPENSATION	811	721
DEFERRED INCOME TAXES-Net	20,725	21,617
LONG-TERM DEBT	11,812	12,937

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A preferred stock, $.01 par value—10,000,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Common stock, $.01 par value—50,000,000 shares authorized, 13,927,055 and 13,843,056 shares issued and outstanding	139	138
Additional paid-in capital	58,046	57,047
Retained earnings	8,166	4,387

Total stockholders' equity	66,351	61,572

TOTAL	$128,538	$134,314

        See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

NET SALES	$22,102	$23,083	$57,825	$50,772
COST OF SALES	9,920	9,341	25,023	21,379
GROSS PROFIT	12,182	13,742	32,802	29,393

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,458	9,331	25,567	19,282
(LOSS) INCOME FROM OPERATIONS	(276)	4,411	7,235	10,111

INTEREST EXPENSE	312	1,742	716	3,512
OTHER (INCOME) EXPENSE	(49)	20	(54)	(1)
(LOSS) INCOME BEFORE INCOME TAXES	(539)	2,649	6,573	6,600

(BENEFIT) PROVISION FOR INCOME TAXES	(16)	1,023	2,794	2,559
NET (LOSS) INCOME	$(523)	$1,626	$3,779	$4,041

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.04)	$0.16	$0.27	$0.39
Diluted	$(0.04)	$0.14	$0.26	$0.35

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,927,055	10,421,916	13,896,890	10,421,916
Diluted	13,927,055	11,607,824	14,549,682	11,604,836

        See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,779	$4,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,364	1,259
Deferred income taxes	(482)	921
Provision for bad debts	36	34
Amortization of debt issuance costs	19	100
Accrued payment-in-kind interest	-	77
Recognition of stock-based compensation	992	-
Changes in operating assets and liabilities:
Accounts receivable	10,009	3,729
Inventories	(3,998)	389
Prepaid expenses and other current assets	490	388
Other assets	(93)	-
Accounts payable	(2,684)	(1,102)
Accrued expenses, trade allowances and sales returns reserve	(1,388)	(2,085)
Income taxes payable/receivable	(1,945)	(2,860)
Net cash provided by operating activities	6,099	4,891

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(679)	(217)
Net cash used in investing activities	(679)	(217)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydowns of term loans	(750)	(2,088)
Net paydowns under line of credit	(4,578)	(3,991)
Debt issuance costs	(45)	(172)
Bank overdraft	-	1,585
Exercise of stock options	8	37
Cash payment of common stock dividend	-	(46)
Net cash used in financing activities	(5,365)	(4,675)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55	(1)
CASH AND CASH EQUIVALENTS—Beginning of period	26	20
CASH AND CASH EQUIVALENTS—End of period	$81	$19

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$716	$2,977
Income taxes	$5,221	$4,499

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES - The Company had accounts payable of $23 outstanding as of June 30, 2007, relating to purchases of property and equipment.

        See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physicians Formula Holdings, Inc. (the ‘‘Company’’), a Delaware corporation, and its wholly owned subsidiary, Physicians Formula, Inc. (‘‘Physicians’’), a New York corporation, and its wholly owned subsidiaries, Physicians Formula Cosmetics, Inc., a Delaware Corporation, and Physicians Formula DRTV, LLC, a Delaware limited liability company.

The Company develops, markets, manufactures and distributes innovative, premium-priced products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons.

The accompanying condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are unaudited. These unaudited condensed interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2007, its results of operations for the three and six months ended June 30, 2007 and 2006, and its cash flows for the six months ended June 30, 2007 and 2006. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date.

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

3.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options, calculated using the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Weighted-average number of common shares—basic	13,927,055	10,421,916	13,896,890	10,421,916
Effect of dilutive employee stock options	-	1,185,908	652,792	1,182,920
Weighted-average number of common shares—diluted	13,927,055	11,607,824	14,549,682	11,604,836

Stock options for the purchase of 1,122,695 shares of common stock were excluded from the above calculation during the three months ended June 30, 2007 and stock options for the purchase of 300,000 shares of common stock were excluded from the above calculation during the six months ended June 30, 2007, as the effect of those options was anti-dilutive.  There were no anti-dilutive options during the three months and six months ended June 30, 2006.

4.  INVENTORIES

Inventories consist of the following (dollars in thousands):

	June 30,	December 31,
	2007	2006

Raw materials and components	$12,877	$11,955
Finished goods	14,593	11,517
Total	$27,470	$23,472

5.  INTANGIBLE ASSETS

Intangible assets consist of the following as of June 30, 2007 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	2,127	6,572
Distributor relationships	23,701	4,344	19,357
Total	$61,900	$6,471	$55,429

    Intangible assets consist of the following as of December 31, 2006 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	1,836	6,863
Distributor relationships	23,701	3,753	19,948
Total	$61,900	$5,589	$56,311

Amortization expense was $441,000 for both of the three month periods ended June 30, 2007 and 2006 and $882,000 for both of the six month periods ended June 30, 2007 and 2006. Amortization of intangible assets for the remainder of 2007 will be approximately $882,000 and for the next five years will be approximately $1,765,000 per year.

6.  STOCKHOLDERS’ EQUITY

Secondary Public Offering

On April 25, 2007, the Company completed a secondary public offering in which certain stockholders sold 5,049,650 shares of the Company’s common stock, which included 658,650 shares of common stock sold pursuant to the underwriters’ over-allotment option. The underwriters exercised this over-allotment option on April 20, 2007 and the secondary public offering closed on April 25, 2007. The Company did not receive any proceeds from the sale of the shares but incurred approximately $725,000 of the expenses of the offering.

Initial Public Offering

On November 14, 2006, the Company completed an initial public offering of shares of the Company’s common stock. In the initial public offering, the Company sold 3,125,000 shares of common stock and the selling stockholders sold 5,500,000 shares of common stock, which included 1,125,000 shares of common stock sold by the selling stockholders pursuant to the underwriters' over-allotment option. The underwriters exercised this over-allotment option on November 10, 2006 and the initial public offering closed on November 14, 2006.

7.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

In connection with the Company’s initial public offering, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of June 30, 2007, a total of 876,861 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. On February 6, 2007, the Company granted 300,000 stock options under the 2006 Plan to certain employees of the Company.

2003 Stock Option Plan

In November 2003, the Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”) and reserved a total of 2,500,000 shares for grants under the 2003 Plan. The 2003 Plan provides for the issuance of stock options for common stock to executives and other key employees. The options generally have a 10-year life and vest over a period of time. Options granted under the 2003 Plan were originally granted as Time-Vesting Options and Performance-Vesting Options. The original Time-Vesting Options vest in equal annual installments over a four-year period. In connection with the initial public offering, the 713,334 Performance-Vesting Options were amended to accelerate the vesting of 550,781 of such options, and 296,140 of these options were exercised. The remaining 162,553 Performance-Vesting Options were converted to Time-Vesting Options that vest in equal monthly installments over a two-year period. Options are granted with exercise prices not less than the fair value at the date of grant, as determined by the Board of Directors, which subsequent to our initial equity offering is the closing price on grant date.

The equity incentive and stock option plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
		Weighted-Average Exercise Price	Aggregate Intrinsic Value		Weighted-Average Exercise Price	Aggregate Intrinsic Value

Options outstanding—January 1, 2007	652,053	$0.11		254,641	$0.10
Options granted in February 2007	300,000	20.75	-	-	-
Options exercised	(83,999)	0.10	$1,313,000	-	-

Options outstanding—June 30, 2007	868,054	$7.24	$7,368,000	254,641	$0.10	$3,980,000

Vested and expected to vest-June 30, 2007	868,054	$7.24	$7,368,000	254,641	$0.10	$3,980,000

The fair value of options granted during the six months ended June 30, 2007 totaled $3,161,000. The Company utilized the Black-Scholes option valuation model to calculate the fair value of these options using the following weighted-average assumptions:

Risk-free interest rate	4.9%
Volatility	52.2%
Dividend rate	None
Life in years	5.0

The risk-free interest rate is based-upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate is based on companies of similar growth and maturity and our peer group in the industry in which the Company does business. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. The expected life of our stock options represents management’s best estimate based upon historical and expected trends.

The vesting activity for the equity incentive and stock option plans is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

January 1, 2007	246,108	$25,000				254,641	$25,000
Vesting during period	92,585	526,000				-	-
Options exercised	(83,999)	(8,000)				-	-

June 30, 2007	254,694	$543,000	$2.13	6.7 years	$3,463,000	254,641	$25,000	$0.10	6.4 years	$3,980,000

As of June 30, 2007, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.3 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-Average Grant Date Fair Value
January 1, 2007	405,945	$6.56
Vested	(92,585)	10.27
Granted	300,000	10.54
June 30, 2007	613,360	$7.91

The total fair value of options that vested during the six months ended June 30, 2007 and 2006 was $951,000 and $4,000, respectively.

As of June 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options was approximately $4,737,000, which is expected to be recognized over a weighted-average period of approximately 2.7 years. The Company recorded cash received from the exercise of stock options of $8,000 during the six months ended June 30, 2007. Upon option exercise, the Company issues new shares of stock.

8.  COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s consolidated financial statements.

Manufacturing—The Company has a contractual agreement, for approximately $1,100,000, to automate a product assembly line, of which $536,000 has been incurred as of June 30, 2007.

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

9.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States. Net sales to external customers by geographic region are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2007	2006	2007	2006

United States	$20,143	$21,485	$51,318	$47,295
Canada	1,872	1,467	6,294	3,301
Other	87	131	213	176
	$22,102	$23,083	$57,825	$50,772

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

We sell our products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 26,000 of the 49,000 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 38% of our net sales for the last three years.

Overview of U.S. Market Share Data

We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oreal, Max Factor, Neutrogena, Revlon and Vital Radiance. The following table sets forth the approximate market share, based on retail sales, of our products in total and for selected categories within the masstige market, as we define it, based on ACNielsen(1) data for the 52 weeks ended July 14, 2007:

	52 Weeks Ended July 14, 2007
	Masstige ($ Share)(1)	% Change vs. Prior Year ($ Sales)(1)
Total Company	7.5%	15%
Face	13.9%	20%
Eye	5.2%	2%

(1)ACNielsen is an independent research entity. ACNielsen data does not include Wal-Mart, which is our largest customer.

Seasonality

Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide on a plan for how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. We refer to these plans as "Plan-o-grams". For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. For example, our net sales for the three months ended June 30, 2006 were lower than our net sales for the first and fourth quarter of 2006, as a result of this seasonality. Our quarterly results of operations may also fluctuate as a result of a variety of other reasons including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$22,102	$23,083	$57,825	$50,772
Cost of sales	9,920	9,341	25,023	21,379
Gross profit	12,182	13,742	32,802	29,393
Selling, general and administrative expenses	12,458	9,331	25,567	19,282
(Loss) income from operations	(276)	4,411	7,235	10,111
Interest expense	312	1,742	716	3,512
Other (income) expense	(49)	20	(54)	(1)
(Loss) income before income taxes	(539)	2,649	6,573	6,600
(Benefit) Provisions for income taxes	(16)	1,023	2,794	2,559
Net (loss) income	$(523)	$1,626	$3,779	$4,041
Net (loss) income per common share:
Basic	$(0.04)	$0.16	$0.27	$0.39
Diluted	(0.04)	0.14	0.26	0.35
Weighted-average common shares outstanding:
Basic	13,927,055	10,421,916	13,896,890	10,421,916
Diluted	13,927,055	11,607,824	14,549,682	11,604,836

The following is a discussion of our results of operations for the three and six months ended June 30, 2007 and 2006.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Sales.  Net sales decreased $1.0 million, or 4.3%, to $22.1 million for the three months ended June 30, 2007, from $23.1 million for the three months ended June 30, 2006. The decrease was primarily attributable to an increase in trade spending with retailers of $3.5 million, of which $3.1 million represents higher cooperative advertising expense and $0.4 million represents higher coupon expense, as well as an increase in our provision for markdowns of $0.3 million. The variance is primarily due to management’s strategic decision to increase trade spending with retailers for in-store advertising and promotion to increase consumer retail sales. Partially offsetting our net sales decrease for the three months ended June 30, 2007 was an increase in growth in sales of our face and eye makeup products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Total unit volume increased by 102,000 units, or 2.0%, to 5.6 million units for the three months ended June 30, 2007 from 5.5 million units for the same period a year ago. New products represented 38% of our net sales for the three months ended June 30, 2007, 4% higher than the same period a year ago when new products contributed 34% of net sales. During the three months ended June 30, 2007, our results included net sales of $2.0 million from our international customers, compared to $1.6 million for the three months ended June 30, 2006.

Cost of Sales.  Cost of sales increased $0.6 million, or 6.5%, to $9.9 million for the three months ended June 30, 2007, from $9.3 million for the three months ended June 30, 2006. The increase in cost of sales resulted primarily from an increase in volume for the three months ended June 30, 2007. Cost of sales as a percentage of net sales was 44.9% of net sales for the three months ended June 30, 2007, compared to 40.5% for the three months ended June 30, 2006. The increase in cost of sales, as a percentage of net sales, was primarily due to the impact of higher trade spending with retailers to increase consumer retail sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $3.2 million, or 34.4%, to $12.5 million for the three months ended June 30, 2007, from $9.3 million for the three months ended June 30, 2006. The increase was primarily due to a $1.1 million increase in marketing spending and a $2.1 million increase in fixed costs that included a $0.8 million increase in employee compensation associated with our growth, a $0.5 million expense for stock option awards, a $0.5 million expense for transaction fees associated with the secondary public offering, a $0.2 million increase in distribution costs related to our growth and an increase in expenses associated with being a public company.

Interest Expense.  Interest expense decreased by $1.4 million, or 82.4%, to $0.3 million for the three months ended June 30, 2007, from $1.7 million for the three months ended June 30, 2006. The decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility as we repaid all borrowings under our former senior credit agreement with the net proceeds of the initial public offering and borrowings under our senior credit agreement.

Other (Income) Expense.  Other (income) expense increased by $69,000 to income of $49,000 for the three months ended June 30, 2007, from an expense of $20,000 for the three months ended June 30, 2006. Other (income) expense for the three months ended June 30, 2007 and 2006 was attributable to realized and unrealized gains related to investments held as part of our non-qualified deferred compensation plan.

(Benefit) Provision for Income Taxes.  The income tax benefit for the three months ended June 30, 2007 was $16,000 compared to a provision for income taxes of $1.0 million, representing an effective income tax rate of 38.6%, for the three months ended June 30, 2006. The effective rates differed from the statutory rates due to the effect of varying state and local taxes, the impact of the change in the deferred carrying rate and certain permanent items such as extra-territorial income exclusions, research and development credits and certain transaction fees associated with the secondary public offering.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Sales.  Net sales increased $7.0 million, or 13.8%, to $57.8 million for the six months ended June 30, 2007, from $50.8 million for the six months ended June 30, 2006. The increase was primarily attributable to growth in sales of our face and eye makeup products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Total unit volume increased by 1.7 million units, or 13.8%, to 14.0 million units for the six months ended June 30, 2007 from 12.3 million units for the same period a year ago. New products represented 43% of our net sales for the six months ended June 30, 2007, 3% higher than the same period a year ago when new products contributed 40% of net sales. Partially offsetting our net sales growth for the six months ended June 30, 2007 was an increase in trade spending with retailers of $4.7 million, which includes an increase in cooperative advertising expense of $4.0 million and an increase in coupon expense of $0.6 million, as well as an increase in our provision for markdowns of $2.7 million.   The variance in cooperating advertising expense and coupon expense is primarily due to management's strategic decision to increase trade spending with retailers for in-store advertising and promotions to increase consumer retail sales. The variance in our provision for markdowns is primarily due to retailers resetting their Plan-o-grams including changing their wall displays during the six months ended June 30, 2007. During the six months ended June 30, 2007, our results included net sales of $6.5 million from our international customers, compared to $3.5 million for the six months ended June 30, 2006.

Cost of Sales.  Cost of sales increased $3.6 million, or 16.8%, to $25.0 million for the six months ended June 30, 2007, from $21.4 million for the six months ended June 30, 2006.  The increase in cost of sales resulted primarily from an increase in volume for the six months ended June 30, 2007. Cost of sales as a percentage of net sales was 43.3% of net sales for the six months ended June 30, 2007, compared to 42.1% for the six months ended June 30, 2006. The increase in cost of sales, as a percentage of net sales, was primarily due to the impact of higher trade spending with retailers to increase consumer retail sales, including cooperative advertising expense and coupon expense, as well as an increase in our provision for markdowns.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $6.3 million, or 32.6%, to $25.6 million for the six months ended June 30, 2007, from $19.3 million for the six months ended June 30, 2006. The increase was primarily due to a $1.4 million increase in marketing spending and a $4.2 million increase in fixed costs that included a $1.6 million increase in employee compensation associated with our growth, a $1.0 million expense for our stock option awards, a $0.7 million expense for transaction fees associated with the secondary public offering, a $0.3 million increase in distribution costs related to our growth, and an increase in expenses associated with being a public company. In addition, there were higher costs associated with increased sales volumes, including a $0.7 million increase in outbound freight costs.

Interest Expense.  Interest expense decreased by $2.8 million, or 80%, to $0.7 million for the six months ended June 30, 2007, from $3.5 million for the six months ended June 30, 2006. The decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility as we repaid all borrowings under our former senior credit agreement with the net proceeds of the initial public offering and borrowings under our senior credit agreement.

Other (Income) Expense.  Other (income) expense increased by $53,000 to income of $54,000 for the six months ended June 30, 2007, from $1,000 for the six months ended June 30, 2006. Other (income) expense for the six months ended June 30, 2007 and 2006 was attributable to realized and unrealized gains related to investments held as part of our non-qualified deferred compensation plan.

Provision for Income Taxes.  The income tax expense for the six months ended June 30, 2007 was $2.8 million, representing an effective income tax rate of 42.5%, compared to income tax expense of $2.6 million, representing an effective income tax rate of 38.8%, for the six months ended June 30, 2006. The effective rates differed from the statutory rates due to the effect of varying state and local taxes, the impact of the change in the deferred carrying rate and certain permanent items such as extra-territorial income exclusions, research and development credits and certain transaction fees associated with the secondary public offering.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2007, we had $81,000 in cash and cash equivalents compared to $26,000 in cash and cash equivalents as of December 31, 2006. The low level of cash reflects the use of cash to pay down the revolving credit facility on a regular basis. As of June 30, 2007 we had $17.1 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable and inventories, reduced by accounts payable and accrued expenses.

Operating activities.  Cash provided by operating activities increased $1.2 million, or 24.5%, to $6.1 million for the six months ended June 30, 2007, from $4.9 million for the six months ended June 30, 2006. The net increase in cash provided by operating activities resulted primarily from increases in non-cash activities, such as the recognition of stock-based compensation, and favorable changes in accounts receivable and accrued expenses, trade allowances and our sales returns reserve.  The net increase in cash provided by operating activities was offset by unfavorable changes in inventory and accounts payable. Inventory increased by $4.0 million when compared to prior year due to lower than expected unit sales resulting from a softer consumer spending environment and a decrease in the purchase of promotional pre-packs during the latter portion of the six months ended June 30, 2007. Our inventory turnover rate has slightly decreased to an annualized 1.8 times per year for the six months ended June 30, 2007, from an annualized 2.0 times per year for the six months ended June 30, 2006. Days sales outstanding decreased 6.0 days, to 39.6 days for the six months ended June 30, 2007 from 45.6 days for the six months ended June 30, 2006.

Investing activities.  Cash used in investing activities for the six months ended June 30, 2007 was $679,000, which was related to capital expenditures for the replacement of machinery and equipment and the automation of an assembly line to accommodate future growth. Cash used in investing activities for the six months ended June 30, 2006 of $217,000 was related to capital expenditures for the replacement and upgrade of machinery and equipment.

Financing activities.  Cash used in financing activities was $5.4 million for the six months ended June 30, 2007 compared to cash used in financing activities of $4.7 million for the six months ended June 30, 2006. The increase in cash used in financing activities between periods primarily resulted from higher repayments of indebtedness under our credit facilities.

Future Liquidity and Capital Needs.  The significant components of our working capital are accounts receivable and inventory, reduced by accounts payable and accrued expenses. Net working capital requirements increased by $13.2 million, or approximately 136.1%, to $22.9 million in the six months ended June 30, 2007, from $9.7 million in the six months ended June 30, 2006. We anticipate that working capital will remain materially consistent during the third quarter and increase during the fourth quarter of 2007, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $2.5 million for 2007, compared to $1.0 million in 2006, for several key projects, including completion of our automated assembly line, investment in our information technology infrastructure and improvements to our warehouse distribution systems. Capital requirements related to manufacturing include a major project to automate product assembly lines that are used to assemble products representing approximately 44% of our net sales in 2006. We expect this to add approximately $800,000 of a $1.1 million project to our normal level of capital expenditures in 2007, of which $300,000 was incurred in 2006 and $236,000 was incurred during the six months ended June 30, 2007. We have completed the replacement of our IBM AS/400 mainframe computer to accommodate future growth at a cost of approximately $0.3 million. Further, we are implementing improvements to our warehouse distribution systems at a cost of approximately $0.5 million during the third and fourth quarters of 2007. We believe that our cash flows from operations and funds from our revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

On November 14, 2006, we entered into a senior credit agreement with a bank that will terminate in 2011 and consists of a $15.0 million term loan facility and a revolving credit facility providing for borrowings of up to $20.0 million. At June 30, 2007, there was $2.9 million outstanding under the revolving credit facility at an interest rate of 8.75% and we had $17.1 million of availability under the revolving credit facility. The interest rate on the term loan was 7.36% at June 30, 2007. The availability under the revolving credit facility is reduced by outstanding letters of credit. There were no outstanding letters of credit as of June 30, 2007.

We used the borrowings under our senior credit agreement and a portion of the net proceeds of our initial public offering to repay borrowings and accrued interest under our former senior credit agreement. Borrowings under our senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc., and borrowings under our senior credit agreement are secured by liens on substantially all of the assets of Physicians Formula, Inc., including the assets of its subsidiaries. Amounts outstanding under the term loan facility, which totaled $14.3 million at June 30, 2007, are due in quarterly payments currently equal to $375,000 and increasing to $562,500 on December 31, 2007, $750,000 on December 31, 2008, $937,500 on December 31, 2009 and $1,125,000 on December 31, 2010. The initial quarterly payment of $375,000 was made on January 1, 2007, the second quarterly payment of $375,000 was made on April 2, 2007 and the third quarterly payment of $375,000 was made on July 16, 2007.

Amounts outstanding under the term loan facility and the revolving credit facility bear interest at a LIBOR Adjusted Rate (as defined in our senior credit agreement) plus 2.0% or at a Base Rate (as defined in our senior credit agreement) plus 0.5%. The revolving credit facility is also subject to a commitment fee of 0.25% on any unused commitments.

Our senior credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum fixed charge coverage ratio; a minimum net worth requirement; and a limitation on capital expenditures (which may be no more than $3,000,000 per fiscal year). As of June 30, 2007, we were in compliance with these covenants.

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

(b)  Interest Rate Risk.

We are exposed to interest rate risks primarily through borrowings under our revolving loan arrangement and term loans. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under the revolving loan arrangement and term loans during the six months ended June 30, 2007, was $17.7 million and the weighted-average interest rate in effect at June 30, 2007, was 7.6%. A hypothetical 1% increase or decrease in interest rates would have resulted in an $88,000 change to interest expense for the six months ended June 30, 2007.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Rule 13a-15 under the Exchange Act, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

There has been no change in internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal controls over financial reporting.

PART II.
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s consolidated financial statements.

ITEM 1A.   RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company’s 2007 annual meeting of stockholders was held on June 5, 2007. At the annual meeting, our stockholders elected six directors to the Company’s Board of Directors and ratified the Audit Committee’s appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007. Following are the results of the election:

Proposal I:   Election of six directors to the Board of Directors

	Votes For	Votes Withheld
Ingrid Jackel	12,203,179	0
Sonya T. Brown	12,203,179	0
Craig D. Frances	12,203,179	0
Claude Gros	12,202,879	300
Walter G. Kortschak	9,371,716	2,831,463
James A. Lawrence	12,200,354	2,825

Proposal II:   Ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as independent registered public accounting firm for the year ending December 31, 2007

Votes for	12,179,094
Votes against	11,493
Abstentions	12,592

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Joseph J. Jaeger, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.
/s/ Ingrid Jackel
Date: August 13, 2007	By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ Joseph J. Jaeger
Date: August 13, 2007	By: Joseph J. Jaeger
Its: Chief Financial Officer (principal financial officer)