Form 10-Q
period 2007-09-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2007-11-13
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of November 12, 2007, was 14,095,727.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$56	$26
Accounts receivable, net of allowance for bad debts of $384 and $348	15,368	26,654
Inventories	28,205	23,472
Prepaid expenses and other current assets	1,221	1,775
Income taxes receivables	1,772	-
Deferred income taxes—net	4,905	5,139
Total current assets	51,527	57,066

PROPERTY AND EQUIPMENT—Net	3,690	2,506
OTHER ASSETS—Net	1,209	968
INTANGIBLE ASSETS—Net	54,987	56,311
GOODWILL	17,463	17,463
TOTAL	$128,876	$134,314

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,009	$12,670
Accrued expenses	2,041	1,915
Trade allowances	3,630	3,479
Sales returns reserve	7,293	9,440
Income taxes payable	-	378
Line of credit borrowings	6,761	7,522
Current portion of long-term debt	2,625	2,063
Total current liabilities	28,359	37,467

DEFERRED COMPENSATION	845	721
DEFERRED INCOME TAXES-Net	21,434	21,617
LONG-TERM DEBT	11,250	12,937

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A preferred stock, $.01 par value—10,000,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Common stock, $.01 par value—50,000,000 shares authorized, 14,095,727 and 13,843,056 shares issued and outstanding	141	138
Additional paid-in capital	58,579	57,047
Retained earnings	8,268	4,387
Total stockholders' equity	66,988	61,572

TOTAL	$128,876	$134,314

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

NET SALES	$19,807	$18,093	$77,628	$68,865
COST OF SALES	10,085	8,449	35,108	29,826
GROSS PROFIT	9,722	9,644	42,520	39,039

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,902	7,540	34,467	26,820
INCOME FROM OPERATIONS	820	2,104	8,053	12,219

INTEREST EXPENSE-NET	370	1,945	1,086	5,457
OTHER INCOME	(24)	(32)	(78)	(35)
INCOME BEFORE INCOME TAXES	474	191	7,045	6,797

PROVISION (BENEFIT) FOR INCOME TAXES	372	(32)	3,164	2,527
NET INCOME	$102	$223	$3,881	$4,270

NET INCOME PER COMMON SHARE:
Basic	$0.01	$0.02	$0.28	$0.41
Diluted	$0.01	$0.02	$0.27	$0.37

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,011,041	10,421,916	13,935,389	10,399,331
Diluted	14,553,130	11,614,506	14,566,860	11,603,042

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,881	$4,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,058	1,898
Exchange rate gain	(78)
Deferred income taxes	51	762
Provision for bad debts	61	58
Amortization of debt issuance costs	28	150
Accrued payment-in-kind interest	-	155
Recognition of stock-based compensation	1,507	-
Tax benefit on exercise of options	(79)	-
Changes in operating assets and liabilities:
Accounts receivable	11,303	6,531
Inventories	(4,673)	113
Prepaid expenses and other current assets	554	(367)
Other assets	(100)	(25)
Accounts payable	(7,014)	(1,531)
Accrued expenses, trade allowances and sales returns reserve	(1,870)	(2,158)
Income taxes payable/receivable	(2,208)	(3,271)
Net cash provided by operating activities	3,421	6,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,565)	(528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydowns of term loans	(1,125)	(2,088)
Net paydowns under line of credit	(761)	(3,607)
Debt issuance costs	(45)	(172)
Bank overdraft	-	(177)
Exercise of stock options	26	37
Tax benefit on exercise of options	79	-
Cash payment of common stock dividend	-	(46)
Net cash used in financing activities	(1,826)	(6,053)

NET INCREASE IN CASH AND CASH EQUIVALENTS	30	4
CASH AND CASH EQUIVALENTS—Beginning of period	26	20
CASH AND CASH EQUIVALENTS—End of period	$56	$24

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest, net of amounts capitalized	$1,103	$3,715
Income taxes	$5,320	$5,037

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES - The Company had accounts payable of $352,000 outstanding as of September 30, 2007, relating to purchases of property and equipment.

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physicians Formula Holdings, Inc., a Delaware corporation (the ‘‘Company’’), and its wholly owned subsidiary, Physicians Formula, Inc. (‘‘Physicians’’), a New York corporation, and its wholly owned subsidiaries, Physicians Formula Cosmetics, Inc., a Delaware corporation, and Physicians Formula DRTV, LLC, a Delaware limited liability company.

The Company develops, markets, manufactures and distributes innovative, premium-priced products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons.

The accompanying condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are unaudited. These unaudited condensed interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2007, its results of operations for the three and nine months ended September 30, 2007 and 2006, and its cash flows for the nine months ended September 30, 2007 and 2006. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2007. The condensed consolidated balance sheet as of December 31, 2006 has been derived from the audited consolidated balance sheet as of that date.

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

2.  NEW ACCOUNTING STANDARD

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Weighted-average number of common shares—basic	14,011,041	10,421,916	13,935,389	10,399,331
Effect of dilutive employee stock options	542,089	1,192,590	631,471	1,203,711
Weighted-average number of common shares—diluted	14,553,130	11,614,506	14,566,860	11,603,042

    Stock options for the purchase of 325,000 shares of common stock were excluded from the above calculation during the three and nine months ended September 30, 2007, as the effect of those options was anti-dilutive.  There were no anti-dilutive options during the three months and nine months ended September 30, 2006.

4.  INVENTORIES

Inventories consist of the following (dollars in thousands):

	September 30,	December 31,
	2007	2006

Raw materials and components	$16,076	$11,955
Finished goods	12,129	11,517
Total	$28,205	$23,472

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

		September 30,	December 31,
	Useful Lives	2007	2006

Tooling	3 to 5 years	$406	$379
Leasehold improvements	Lesser of term of lease to 10 years	916	753
Machinery and equipment	3 to 8 years	2,426	2,284
Furniture and fixtures	5 to 8 years	275	240
Computer equipment	3 years	1,036	804
Construction in progress		1,575	408
Total property and equipment		6,634	4,868
Accumulated depreciation		(2,944)	(2,362)
Total		$3,690	$2,506

Depreciation expense was $252,000 and $198,000 for the three months ended September 30, 2007 and 2006, respectively.  Depreciation expense was $734,000 and $576,000 for the nine months ended September 30, 2007 and 2006, respectively.

Capitalized interest is recorded on construction-in-progress using the average interest rate over the construction period during the nine months ended September 30, 2007.  Interest of $46,000 and $0 was capitalized for the three and nine months ended September 30, 2007 and 2006, respectively, and is included in property and equipment.

6.  INTANGIBLE ASSETS

Intangible assets consist of the following as of September 30, 2007 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	2,272	6,427
Distributor relationships	23,701	4,641	19,060
Total	$61,900	$6,913	$54,987

Intangible assets consist of the following as of December 31, 2006 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	1,836	6,863
Distributor relationships	23,701	3,753	19,948
Total	$61,900	$5,589	$56,311

Amortization expense was $441,000 in each of the three month periods ended September 30, 2007 and 2006 and $1,324,000 in each of the nine month periods ended September 30, 2007 and 2006. Amortization of intangible assets for the remainder of 2007 will be approximately $441,000 and will be approximately $1,765,000 in each of the next five years.

7.  STOCKHOLDERS’ EQUITY

Secondary Public Offering

On April 25, 2007, the Company completed a secondary public offering in which certain stockholders sold 5,049,650 shares of the Company’s common stock, which included 658,650 shares of common stock sold pursuant to the underwriters’ over-allotment option. The Company did not receive any proceeds from the sale of the shares but incurred approximately $725,000 of the expenses related to the offering.

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

8.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

In connection with the Company’s initial public offering, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of September 30, 2007, a total of 851,861 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. On February 6, 2007, the Company granted 300,000 stock options to certain employees and on August 30, 2007, the Company granted 25,000 stock options to a newly elected director under the 2006 Plan.

2003 Stock Option Plan

In November 2003, the Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”) and reserved a total of 2,500,000 shares for grants under the 2003 Plan. The 2003 Plan provides for the issuance of stock options for common stock to executives and other key employees. The options generally have a 10-year life and vest over a period of time ranging from 24 months to 48 months. Options granted under the 2003 Plan were originally granted as time-vesting options and performance-vesting options. The original time-vesting options vest in equal annual installments over a four-year period. In connection with the initial public offering, the 713,334 performance-vesting options were amended to accelerate the vesting of 550,781 of such options, and 296,140 of these options were exercised. The remaining 162,553 performance-vesting options were converted to time-vesting options that vest in equal monthly installments over a two-year period. Options are granted with exercise prices not less than the fair value at the date of grant, as determined by the Board of Directors, which subsequent to our initial public offering is the closing price on the grant date.

The equity incentive and stock option plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
		Weighted-Average Exercise Price	Aggregate Intrinsic Value		Weighted-Average Exercise Price	Aggregate Intrinsic Value

Options outstanding—January 1, 2007	652,053	$0.11		254,641	$0.10
Options granted	325,000	19.91	$-	-	-
Options exercised	(134,711)	0.10	2,014,000	(117,960)	0.10	$1,061,000
Options forfeited	(5,000)	20.75	-

Options outstanding—September 30, 2007	837,342	$7.79	$3,295,000	136,681	$0.10	$1,590,000

Vested and expected to vest-September 30, 2007	837,342	$7.79	$3,295,000	136,681	$0.10	$1,590,000

The fair value of options granted during the nine months ended September 30, 2007 totaled $3,277,000. The Company utilized the Black-Scholes option valuation model to calculate the fair value of these options using the following weighted-average assumptions:

	2007
	August	February
Risk-free interest rate	4.2%	4.9%
Volatility	47.9%	52.2%
Dividend rate	None	None
Life in years	5.0	5.0

The risk-free interest rate is based-upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate is based on companies of similar growth and maturity and our peer group in the industry in which the Company does business. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. The expected life of our stock options represents management’s best estimate based upon historical and expected trends in the Company's stock option activity.

The vesting activity for the equity incentive and stock option plans is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

January 1, 2007	246,108	$25,000				254,641	$25,000
Vesting during period	131,413	912,000				-	-
Options exercised	(134,711)	(14,000)				(117,960)	(12,000)
Options forfeited	(520)	(11,000)				-	-

September 30, 2007	242,290	$912,000	$ 3.76	7.5 years	$ 1,930,000	136,681	$13,000	$ 0.10	6.1 years	$ 1,590,000

As of September 30, 2007, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.3 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-Average Grant Date Fair Value
January 1, 2007	405,945	$6.56
Vested	(131,413)	11.33
Granted	325,000	10.08
Forfeited	(4,480)	10.54
September 30, 2007	595,052	$7.36

The total fair value of options that vested during the nine months ended September 30, 2007 and 2006 was $1,489,000 and $6,000, respectively.

As of September 30, 2007, total unrecognized estimated compensation cost related to non-vested stock options was approximately $4,277,000, which is expected to be recognized over a weighted-average period of approximately 2.6 years. The Company recorded cash received from the exercise of stock options of $26,000 during the nine months ended September 30, 2007. Upon option exercise, the Company issues new shares of stock.

The Company incurred $1,877,000 and $0 of pre-tax non-cash share-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively.  A non-cash share-based compensation cost of $370,000 was a component of cost of sales and $1,507,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2007. The tax benefit recognized of $826,000 and $0 was recorded for the nine months ended September 30, 2007 and 2006, respectively.  The Company capitalized non-cash share-based compensation expense of $63,000 in inventory for the nine months ended September 30, 2007.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded.  Prior to the adoption of SFAS No. 123R, the Company presented all such excess benefits as operating cash flows on the condensed consolidated statements of cash flows.  SFAS No. 123R requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows.  Under SFAS No. 123R, the Company has classified excess tax benefits of $79,000 for the nine months ended September 30, 2007 as financing cash inflows.

The stock options exercised during the three months ended September 30, 2007 resulted in a reduction in a deferred income tax asset because the share-based compensation cost previously recognized by the Company was greater than the deduction allowed for income tax purposes based on the price of the stock on the date of exercise.  This reduction in the deferred income tax asset was in excess of the Company's additional paid-in capital pool by $333,000. Therefore, there was an increase in the Company's effective income tax rate for the three and nine month periods ended September 30, 2007.

9.  COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s condensed consolidated financial statements.

Manufacturing—The Company is party to an agreement that requires it to purchase equipment to automate a product assembly line for approximately $1,100,000, of which $762,000 has been incurred as of September 30, 2007.

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

10.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States. Net sales to external customers by geographic region are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2007	2006	2007	2006

United States	$18,069	$16,521	$69,411	$63,787
Canada	1,552	1,451	7,814	4,776
Other	185	121	403	302
	$19,807	$18,093	$77,628	$68,865

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

Overview of U.S. Market Share Data

We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oreal, Max Factor, Neutrogena, Revlon and Vital Radiance. The following table sets forth the approximate market share, based on retail sales, of our products in total and for selected categories within the masstige market, as we define it, based on ACNielsen(1) data for the 52 weeks ended October 6, 2007:

	52 Weeks Ended October 6, 2007
	Masstige ($ Share)(1)	% Change vs. Prior Year ($ Sales)(1)
Total Company	7.3%	13%
Face	14.3%	17%
Eye	4.9%	-5%

(1)ACNielsen is an independent research entity. ACNielsen data does not include Wal-Mart, which is our largest customer.

Seasonality

Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide on a plan for how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. We refer to these plans as "Plan-o-grams". For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and the retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. For example, our net sales for the three months ended September 30, 2006 were lower than our net sales for the first and fourth quarter of 2006, as a result of this seasonality. Our quarterly results of operations may also fluctuate as a result of a variety of other reasons including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, inventory valuation, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2006. Except for income taxes, there have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

    Effective January 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Upon adoption of FIN 48 on January 1, 2007, we did not record any cumulative effect adjustment to retained earnings.

Results of Operations

The following table sets forth our condensed consolidated statements of income for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

	(dollars in thousands, except per share data)
Statement of Income Data:
Net sales	$19,807	$18,093	$77,628	$68,865
Cost of sales	10,085	8,449	35,108	29,826
Gross profit	9,722	9,644	42,520	39,039
Selling, general and administrative expenses	8,902	7,540	34,467	26,820
Income from operations	820	2,104	8,053	12,219
Interest expense-net	370	1,945	1,086	5,457
Other income	(24)	(32)	(78)	(35)
Income before income taxes	474	191	7,045	6,797
Provisions (benefit) for income taxes	372	(32)	3,164	2,527
Net income	$102	$223	$3,881	$4,270
Net income per common share:
Basic	$0.01	$0.02	$0.28	$0.41
Diluted	$0.01	$0.02	$0.27	$0.37
Weighted-average common shares outstanding:
Basic	14,011,041	10,421,916	13,935,389	10,399,331
Diluted	14,553,130	11,614,506	14,566,860	11,603,042

The following is a discussion of our results of operations for the three and nine months ended September 30, 2007 and 2006.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Sales.  Net sales increased $1.7 million, or 9.4%, to $19.8 million for the three months ended September 30, 2007, from $18.1 million for the three months ended September 30, 2006.  The increase was primarily attributable to growth in sales of our face makeup products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Unit sales for our face makeup increased by 0.4 million units, or 13.3%, to 3.4 million units for the three months ended September 30, 2007 from 3.0 million units for the same period a year ago. New products represented 22% of our net sales for the three months ended September 30, 2007, 11% lower than the same period a year ago, when new products contributed 33% of net sales. Partially offsetting our net sales growth for the three months ended September 30, 2007 was a decrease in sales of our eye makeup products and an increase in trade spending with retailers.  Unit sales for our eye makeup decreased by 0.6 million units, or 35.3%, to 1.1 million units for the three months ended September 30, 2007 from 1.7 million units for the same period a year ago. Trade spending with retailers increased by $2.4 million, which includes an increase in cooperative advertising expense of $2.0 million and an increase in our provision for markdowns of $0.3 million.  The variance is primarily due to management's strategic decision to increase trade spending with retailers for in-store advertising and promotions to increase consumer retail sales. During the three months ended September 30, 2007, our results included net sales of $1.7 million from our international customers, compared to $1.6 million for the three months ended September 30, 2006.

Cost of Sales.  Cost of sales increased $1.6 million, or 18.8%, to $10.1 million for the three months ended September 30, 2007, from $8.5 million for the three months ended September 30, 2006. The increase in cost of sales resulted primarily from a change in product mix as volume of higher cost products increased when compared to the same period a year ago. Cost of sales as a percentage of net sales was 50.9% of net sales for the three months ended September 30, 2007, compared to 46.7% for the three months ended September 30, 2006. The increase in cost of sales, as a percentage of net sales, was primarily due to the impact of higher trade spending with retailers in an effort to increase consumer retail sales.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $1.4 million, or 18.7%, to $8.9 million for the three months ended September 30, 2007, from $7.5 million for the three months ended September 30, 2006. The increase was primarily due to a $1.3 million increase in fixed costs that included a $0.6 million expense for stock option awards, a $0.4 million increase in employee compensation associated with our growth, a $0.2 million increase in distribution costs related to our growth, as well as an increase in accounting and other expenses associated with being a public company.

Interest Expense-Net.  Interest expense decreased by $1.5 million, or 78.9%, to $0.4 million for the three months ended September 30, 2007, from $1.9 million for the three months ended September 30, 2006. The decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility as we repaid all borrowings under our former senior credit agreement with the net proceeds of the initial public offering and borrowings under our senior credit agreement.

Other Income.  Other income decreased by $8,000, or 25.0%, to $24,000 for the three months ended September 30, 2007, from $32,000 for the three months ended September 30, 2006. Other income for the three months ended September 30, 2007 and 2006 was attributable to realized and unrealized gains related to investments held as part of our non-qualified deferred compensation plan.

Provision (Benefit) for Income Taxes.  The income tax expense for the three months ended September 30, 2007 was $372,000 compared to an income tax benefit of $32,000 for the three months ended September 30, 2006. The effective rates differed from the statutory rates due to the effect of varying state and local taxes, the impact of the change in the deferred carrying rate and certain permanent items such as tax benefit deficiencies on stock options exercised, extra-territorial income exclusion, and research and development credits.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

    Net Sales.  Net sales increased $8.7 million, or 12.6%, to $77.6 million for the nine months ended September 30, 2007, from $68.9 million for the nine months ended September 30, 2006. The increase was primarily attributable to growth in sales of our face makeup products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Total unit volume increased by 1.6 million units, or 9.2%, to 18.9 million units for the nine months ended September 30, 2007 from 17.3 million units for the same period a year ago. New products represented 37% of our net sales for the nine months ended September 30, 2007, 1% lower than the same period a year ago, when new products contributed 38% of net sales. Partially offsetting our net sales growth for the nine months ended September 30, 2007 was an increase in trade spending with retailers of $12.4 million, which includes an increase in cooperative advertising expense of $6.1 million and an increase in coupon expense of $0.5 million, as well as an increase in our provision for markdowns of $3.0 million and an increase in our provision for returns of $2.3 million.  The variance in cooperating advertising expense and coupon expense is primarily due to management's strategic decision to increase trade spending with retailers for in-store advertising and promotions in an effort to increase consumer retail sales. The variance in our provision for markdowns is primarily due to retailers resetting their Plan-o-grams, including changing their wall displays during the nine months ended September 30, 2007. The variance in our provision for returns is due to higher returns resulting from our retailer customers' wall display changes. During the nine months ended September 30, 2007, our results included net sales of $8.2 million from our international customers, compared to $5.1 million for the nine months ended September 30, 2006.

Cost of Sales.  Cost of sales increased $5.3 million, or 17.8%, to $35.1 million for the nine months ended September 30, 2007, from $29.8 million for the nine months ended September 30, 2006.  The increase in cost of sales resulted primarily from an increase in volume for the nine months ended September 30, 2007. Cost of sales as a percentage of net sales was 45.2% for the nine months ended September 30, 2007, compared to 43.3% for the nine months ended September 30, 2006. The increase in cost of sales, as a percentage of net sales, was primarily due to the impact of higher trade spending with retailers in an effort to increase consumer retail sales, including cooperative advertising expense and coupon expense, as well as an increase in our provision for markdowns.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased by $7.7 million, or 28.7%, to $34.5 million for the nine months ended September 30, 2007, from $26.8 million for the nine months ended September 30, 2006. The increase was primarily due to a $1.3 million increase in marketing spending and a $5.7 million increase in fixed costs that included a $1.9 million increase in employee compensation associated with our growth, a $1.5 million expense for our stock option awards, a $0.7 million expense for transaction fees associated with the secondary public offering, a $0.5 million increase in distribution costs related to our growth, as well as an increase in accounting and other expenses associated with being a public company. In addition, there were higher costs associated with increased sales volumes, including a $0.6 million increase in outbound freight costs.

Interest Expense-Net.  Interest expense decreased by $4.4 million, or 80%, to $1.1 million for the nine months ended September 30, 2007, from $5.5 million for the nine months ended September 30, 2006. The decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility as we repaid all borrowings under our former senior credit agreement with the net proceeds of the initial public offering and borrowings under our senior credit agreement.

Other Income.  Other income increased by $43,000 to $78,000 for the nine months ended September 30, 2007, from $35,000 for the nine months ended September 30, 2006. Other income for the nine months ended September 30, 2007 and 2006 was attributable to realized and unrealized gains related to investments held as part of our non-qualified deferred compensation plan.

Provision (Benefit) for Income Taxes.  The income tax expense for the nine months ended September 30, 2007 was $3.2 million, representing an effective income tax rate of 44.9%, compared to income tax expense of $2.5 million, representing an effective income tax rate of 37.2%, for the nine months ended September 30, 2006. The effective rates differed from the statutory rates due to the effect of varying state and local taxes, the impact of the change in the deferred carrying rate and certain permanent items such as tax benefit deficiencies on stock options exercised, extra-territorial income exclusions, research and development credits and certain transaction fees associated with the secondary public offering.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2007, we had $56,000 in cash and cash equivalents compared to $26,000 in cash and cash equivalents as of December 31, 2006. The low level of cash reflects the use of cash to pay down the revolving credit facility on a regular basis. As of September 30, 2007, we had $13.2 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable and inventories, reduced by accounts payable and accrued expenses.

Operating activities.  Cash provided by operating activities decreased $3.2 million, or 48.5%, to $3.4 million for the nine months ended September 30, 2007, from $6.6 million for the nine months ended September 30, 2006. The net decrease in cash provided by operating activities resulted primarily from unfavorable changes in working capital such as inventory, accounts payable and accrued expenses. The net decrease in cash provided by operating activities was offset by favorable changes in accounts receivable.  Inventory increased by $4.7 million when compared to prior year end due to lower than expected unit sales resulting from a softer consumer spending environment. Our inventory turnover rate decreased slightly to an annualized 1.9 times per year for the nine months ended September 30, 2007, from an annualized 2.1 times per year for the nine months ended September 30, 2006. Days sales outstanding decreased by 1 day, to 45.9 days for the nine months ended September 30, 2007 from 46.9 days for the nine months ended September 30, 2006.

Investing activities.  Cash used in investing activities for the nine months ended September 30, 2007 was $1.6 million, which was related to capital expenditures for the replacement of machinery and equipment, the automation of an assembly line to accommodate future growth and improvements to our warehouse distribution systems. Cash used in investing activities for the nine months ended September 30, 2006 of $528,000 was related to capital expenditures for the replacement and upgrade of machinery and equipment.

Financing activities.  Cash used in financing activities was $1.8 million for the nine months ended September 30, 2007 compared to cash used in financing activities of $6.1 million for the nine months ended September 30, 2006. The decrease in cash used in financing activities between periods primarily resulted from lower debt service related to our long-term debt, as well as prior year repayments of our revolving credit facility.

Future Liquidity and Capital Needs.  The significant components of our working capital are accounts receivable and inventory, reduced by accounts payable and accrued expenses. Net working capital requirements increased by $13.2 million, or approximately 132%, to $23.2 million in the nine months ended September 30, 2007, from $10.0 million in the nine months ended September 30, 2006. We anticipate that working capital will increase during the fourth quarter of 2007, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $2.5 million for 2007, compared to $1.0 million in 2006, for several key projects, including completion of our automated assembly line, investment in our information technology infrastructure and improvements to our warehouse distribution systems. Capital requirements related to manufacturing include a major project to automate a product assembly line that is used to assemble products representing approximately 44% of our net sales in 2006. We expect this to add approximately $800,000 of a $1.1 million project to our normal level of capital expenditures in 2007, of which $300,000 was incurred in 2006 and $462,000 was incurred during the nine months ended September 30, 2007. We have completed the replacement of our IBM AS/400 mainframe computer to accommodate future growth at a cost of approximately $0.3 million. Further, we are implementing improvements to our warehouse distribution systems at a cost of approximately $0.5 million we expect to incur during the fourth quarter of 2007. We believe that our cash flows from operations and funds from our revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

On November 14, 2006, we entered into a senior credit agreement with a bank that will terminate in 2011 and consists of a $15.0 million term loan facility and a revolving credit facility providing for borrowings of up to $20.0 million. At September 30, 2007, there was $6.8 million outstanding under the revolving credit facility at an interest rate of 8.25% and we had $13.2 million of availability under the revolving credit facility. The interest rate on the term loan was 7.5% at September 30, 2007. The availability under the revolving credit facility is reduced by outstanding letters of credit. There were no outstanding letters of credit as of September 30, 2007.

We used the borrowings under our senior credit agreement and a portion of the net proceeds of our initial public offering to repay borrowings and accrued interest under our former senior credit agreement. Borrowings under our senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc., and borrowings under our senior credit agreement are secured by liens on substantially all of the assets of Physicians Formula, Inc., including the assets of its subsidiaries. Amounts outstanding under the term loan facility totaled $13.9 million at September 30, 2007. Payments under the term loan facility are due quarterly, increasing from initial quarterly payments of $375,000 to $562,500 as of December 31, 2007, $750,000 as of December 31, 2008, $937,500 as of December 31, 2009 and $1,125,000 as of December 31, 2010. Quarterly payments of $375,000 were made on January 1, 2007, April 2, 2007, July 16, 2007 and October 2, 2007.

Amounts outstanding under the term loan facility and the revolving credit facility bear interest at a LIBOR Adjusted Rate (as defined in our senior credit agreement) plus 2.0% or at a Base Rate (as defined in our senior credit agreement) plus 0.5%. The revolving credit facility is also subject to a commitment fee of 0.25% on any unused commitments.

Our senior credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum fixed charge coverage ratio; a minimum net worth requirement; and a limitation on capital expenditures (which may be no more than $3,000,000 per fiscal year). As of September 30, 2007, we were in compliance with these covenants.

Our senior credit agreement contains certain additional negative covenants, including limitations on the ability of Physicians Formula, Inc., our operating subsidiary, to incur other indebtedness and liens; fundamentally change its business through a merger, consolidation, amalgamation or liquidation; sell assets; pay cash dividends or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with our affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; and change our line of business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Foreign Currency Risk.

The Company sells to Canadian customers in Canadian dollars and pays overseas suppliers and third-party manufacturers in U.S. dollars. An increase in the Canadian dollar relative to the U.S. dollar could result in lower net sales and higher selling, general and administrative expenses. Further, a decrease in the value of the euro and the Chinese yuan relative to the U.S. dollar could cause our suppliers to raise prices that would result in higher cost of sales. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecasted with reliable accuracy. Our current sales to Canadian customers and reliance on foreign suppliers for many of the raw materials and components used to produce products make it possible that our operating results may be affected by fluctuations in the exchange rate of the currencies of our customers and suppliers. We do not have any foreign currency hedges.

(b)  Interest Rate Risk.

We are exposed to interest rate risks primarily through borrowings under our revolving loan and term loan facilities. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our revolving loan and term loan facilities during the nine months ended September 30, 2007, was $18.2 million and the weighted-average interest rate in effect at September 30, 2007, was 7.75%. A hypothetical 1% increase or decrease in interest rates would have resulted in an $137,000 change to interest expense for the nine months ended September 30, 2007.

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

PART II.
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is involved in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s condensed consolidated financial statements.

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

Physicians Formula Holdings, Inc.
/s/ Ingrid Jackel
Date: November 12, 2007	By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ Joseph J. Jaeger
Date: November 12, 2007	By: Joseph J. Jaeger
Its: Chief Financial Officer (principal financial officer)