Form 10-K
period 2007-12-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2008-03-11
CIK 1269871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer," "accelerated filer" and "smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2007, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $215,055,055 (based upon the closing sale price of the common stock on that date on The Nasdaq Global Select Market).

The number of shares of the registrant’s common stock outstanding as of March 7, 2008 was 14,095,727.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Physicians Formula Holdings, Inc. definitive Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007 are incorporated by reference in Part III of this Form 10-K

PART I

ITEM 1.	BUSINESS

Our Company

The Physicians Formula brand was created in 1937 and we were formed in 2003 as a Delaware Corporation. We are one of the fastest growing cosmetics companies of the ten largest in the U.S. mass market channel by retail sales. We specialize in developing and marketing innovative, premium-priced products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, rather than focusing on changing fashion trends. Our products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eye liners, brow makeup and mascaras.

We sell our products in the mass market channel to retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 27,000 of the 49,000 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 45.2% of our net sales for the last three years.

We position ourselves as a “masstige” brand within the U.S. mass market channel of the cosmetics industry. Our primary product categories are face and eye makeup. We are one of the fastest growing cosmetics brands in the mass market prestige, or “ masstige ,” market, as we define it, with 11% and 9% growth rates over the prior year periods, based on ACNielsen data for the 52 weeks and 12 weeks ended January 26, 2008, respectively. Based on ACNielsen data, our share of the masstige market at food, drug and mass volume retailers other than Wal-Mart was 7.9% and 7.4% for the 52 weeks and 12 weeks ended January 26, 2008.

Our goal is to continue to profitably expand our presence in the mass market channel in the U.S. and abroad. We have grown net sales to $111.5 million in 2007 from $78.7 million in 2005, representing a compounded annual growth rate of 19.0%. We intend to continue to grow by introducing new and innovative products, expanding our U.S. distribution, entering new categories and expanding into new channels and geographic markets.

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

Product Innovation.  We consider ourselves a leading product innovator. We have a history of successfully developing new and innovative products and quickly introducing them to the mass market channel. In 1997, we introduced multi-colored face powder to the mass market channel with the launch of Powder Palette®, which continues to be one of our top-selling products today. Other examples of innovative product launches include Covertoxten50™ wrinkle therapy face powder and foundation, Shimmer Strips custom bronzers and Magic Mosaic® face powders. Our Mineral Wear® face powder, which we launched in 2005, was the first pressed and multi-colored, mineral face powder sold in the mass market channel. In 2007, we introduced the first 100% natural origin makeup line formulated with certified organic ingredients with the launch of our Organic Wear™ product line. Over the last three years, we have introduced an average of 68 new products each year. Our top three retailer customers stocked, on average, over 89% of our new product launches in 2007.

Strong Quality Perception and Market Positions.  We are a leading cosmetics brand in the mass market channel, with a rapidly growing and loyal consumer base. In a 2007 study commissioned by us, respondents who purchased our brand were asked to rank their perception of that brand’s quality. We received the highest perceived brand quality among masstige cosmetic brands by our consumers. We support our brand with national advertising in leading women’s magazines, continuous product innovation and attractive point-of-purchase merchandising. Please refer to “—Market Share” for a more detailed discussion.

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

Flexible, Low-Cost Business Model.  We maintain a flexible, low-cost business model that allows us to rapidly change production schedules, adopt new technologies and switch to lower-cost suppliers. We manufacture or assemble substantially all of our products. We do not have long-term contracts with our suppliers, but instead purchase components and semi-finished goods from third-party suppliers on an as-needed basis. Our flexible supply chain and manufacturing capabilities increase our speed-to-market for new product launches and allow us to provide high levels of service to retailers.

Experienced Management Team.  Our senior management team has considerable experience and expertise, with an average of 20 years of experience in the cosmetics industry. Ingrid Jackel, our Chief Executive Officer, Jeff Rogers, our President, and Joseph J. Jaeger, our Chief Financial Officer, have been with Physicians Formula since 1997, 1991 and 2004, respectively.

Our Growth Strategy

We intend to continue to increase our market share and to grow our business by pursuing the following strategies:

Continue to Develop and Introduce New Products.  Over the last three years, we have introduced an average of 68 new products each year, and we intend to introduce a significantly greater number of new products going forward. Our product development team employs a 12-month product development process that incorporates technological advances as well as our core industry knowledge and awareness of global trends. Building on our face and eye makeup expertise, we continue to target under-developed categories to offer consumers innovative and visually appealing products for specific yet common cosmetic needs. We believe our problem-solution approach creates an opportunity to extend new product appeal beyond the life cycles of traditional color cosmetics.

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

The following table sets forth our estimates of our total distribution, measured by stores multiplied by stock keeping units, or “SKUs,” from 2003 to 2007:

Physicians Formula Store and SKU Count
	2007	2006	2005	2004	2003
Total U.S. Stores	27,000	24,000	21,700	19,800	19,100
Average SKUs per Store	145	134	119	104	89
Total Distribution (SKUs times Stores)	3.9 million	3.2 million	2.6 million	2.1 million	1.7 million

We have increased the number of stores in which we sell our products by 41.4% from 2003 to 2007 and we have increased our total distribution by over 129.4% during the same period. Despite these increases, we believe there are significant opportunities for future growth, as our largest competitors currently sell their products in approximately twice as many stores as we do and have significantly more selling space per store.

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

Expand into New Channels and Increase International Presence.  We are also seeking to expand into new sales channels in order to reach a broader market. We also intend to expand our presence in our existing foreign markets and in foreign markets not currently served by Physicians Formula.

Continue to Identify Opportunities for Operating Margin Improvement.  We strive to improve our low-cost structure by pursuing cost saving opportunities in the areas of product assembly automation and direct sourcing of components. We are in the process of completing the automated assembly line that we believe will reduce labor cost per unit while increasing capacity.

Market, Ranking and Other Data

We position ourselves as a “mass market prestige,” or “masstige,” brand within the U.S. mass market channel of the cosmetics industry. The term “masstige” describes a retail category that includes products that are priced below the high-end prestige segment and above the low-end mass segment and that are distributed through the mass market channel. We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oréal, Max Factor, Neutrogena, Revlon and Vital Radiance. According to ACNielsen data, these brands, other than Vital Radiance and Max Factor, were the only mass-distributed brands whose products had average retail prices 30% or more above the average price for similar products in “food, drug and mass volume retailers other than Wal-Mart” for 52 weeks ended January 26, 2008 and whose retail sales in the mass market channel were over $2 million during the same period. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 30% above the average price for similar products within “food, drug and mass volume retailers other than Wal-Mart” because we do not view them as our principal competitors. We have included Vital Radiance and Max Factor in the masstige market because we view these brands as principal competitors as a result of their premium-priced brand positioning, notwithstanding the fact that for the 52 weeks ended January 26, 2008, their products did not have an average retail price 30% over the average price for similar products in “food, drug and mass volume retailers other than Wal-Mart”.

The data included in this Annual Report on Form 10-K regarding markets and rankings, including the size of product markets and our relative position and the position of our competitors within these markets, are based on independent industry publications, including ACNielsen, and other published industry sources, as well as management estimates. ACNielsen data does not include Wal-Mart, which is our largest customer. Because we are currently in a smaller percentage of Wal-Mart stores and because we have less shelf space at Wal-Mart stores than we do at our other customers, we believe our share of the masstige market at Wal-Mart is lower than our share of the masstige market overall.

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

Products

We develop, manufacture and market a broad selection of products in various cosmetics categories. The following table sets forth the core categories in which we compete and selected examples of products we manufacture within those categories:

Category	Product Lines		Representative Products
Face Makeup	•	Face Powders	•	Powder Palette®, Magic Mosaic®, Mineral Wear®, CoverToxTen50™
	•	Bronzers	•	Powder Palette®, Pearls of Perfection®, Summer Eclipse®, Shimmer Strips, Baked Bronzer®, Solar Powder, Magic Mosaic®, Bronze Gems™
	•	Concealers	•	Gentle Cover® Concealer, Concealer 101®, Concealer Twins®, CoverToxTen50™, Mineral Wear™, Circle Rx™, Conceal Rx™
	•	Blushes	•	Powder Palette®, Mineral Wear™, Magic Mosaic®
	•	Foundation	•	Mineral Wear™, CoverToxTen50™
Eye Makeup	•	Eye Shadows	•	Baked Collection®, Matte Collection Quad Eye Shadow, EyeBrightener®, Mineral Wear™
	•	Eye Liners	•	Eye Definer Felt-Tip Eye Marker, Eye Definer, Mineral Wear™
	•	Brow Makeup	•	Fineline® Brow Pencil, Brow Corrector®
	•	Mascara	•	Lash-in-a-Tube®, Mineral Wear™

Face makeup.  The face makeup category is our largest category, accounting for approximately 79.1% of our net sales in 2007. We divide this category into face powders, bronzers, concealers, face color (blush) and foundation. Our face powders and bronzers typically address minor imperfections and require a one-step application. Our concealers and neutralizers use color correction to address more significant imperfections, such as under-eye circles, blemishes, scars, birthmarks and post-cosmetic surgery discolorations. Our compact and liquid foundations address uneven skin tone and provide skin protection.

Face powders can be used over foundation or alone, to minimize shine, discolorations and imperfections, creating a smoother, more even skin tone. Based on ACNielsen data for the 12 weeks ended January 26, 2008, we are a leader in the face powders category with an approximate 40.9% share in the masstige market, as we define it, and our share has increased approximately 9% over the prior-year period. We also currently market one of the best selling face powders in the masstige market. Two examples of our face powder products are Powder Palette ®, a multi-colored face powder based on color correction principles, and Mineral Wear ®, a pressed and multi-colored mineral face powder developed for sensitive and breakout-prone skin.

Bronzers enhance skin tone to provide a “sunkissed” look without the damaging effects of the sun. In 1997, we introduced bronzers, a product formerly offered primarily by department stores for the summer season, to the mass market channel, and have since expanded our product offering to include a full, year-round bronzer selection. Based on ACNielsen data for the 12 weeks ended January 26, 2008, we are a leader in the bronzers category with an approximate 72.0% market share in the masstige market, as we define it. Our bronzers include Baked Bronzer ®, a wet/dry bronzer baked on Italian terra cotta tiles launched in 2004, Solar Powder, a multi-colored bronzer with SPF20 launched in 2005 and Shimmer Strips, a multi-colored, shimmering bronzer launched in 2006.

We introduced our concealing correction tools to the mass market channel in 1993, and have continued to introduce new concealing correction products. Two examples of our concealer products are Concealer Twins ® and Covertoxten50™ . We currently have a broad range of yellow, green and flesh tone concealers aimed at correcting skin imperfections, from dark under-eye circles to red blemishes, scars, birthmarks or post-cosmetic surgery discolorations.

We offer powder and cream blushes that contour the face and accentuate cheekbones with soft color. In 2001 we introduced Planet Blush® and have since expanded in this category. Based on ACNielsen data for the 12 weeks ended January 26, 2008, we had an approximate 14.8% share of blush in the masstige market, as we define it, which was consistent with the prior-year period.

Foundations, with face powders or alone, provide all over coverage and minimize uneven skin tone. Two examples of our foundation products are Mineral Wear ®, a foundation designed to reduce skin irritation and breakouts, and Beauty Spiral ®, a light-coverage foundation designed to provide a brightening effect. We intend to expand in foundation, which is one of the largest cosmetics categories.

Eye makeup.  The eye makeup category is our second largest category, accounting for approximately 17.4% of our net sales in 2007. The category consists of four categories: eye shadows, eye liners, brow makeup and mascara. Our eye makeup includes Baked Collection ®, a wet/dry eye shadow trio, Eye Definer Felt-Tip Eye Marker, Fineline® Brow Pencil and Lash-in-a-Tube ® mascara. Based on ACNielsen data for the 12 weeks ended January 26, 2008, we had an approximate 4.3% share of the masstige market, as we define it, in each of the brow makeup and eye shadow categories. We intend to offer more eye makeup products if we are able to increase our space in retail stores.

Other.  We introduced Plump Palette ® Plumping Lip Color in 2005 and Plump Potion™ in 2006. We plan to offer new lip products, applying the same level of innovation and functionality to the lip category as we do in our core categories. All other categories accounted for approximately 3.5% of our net sales in 2007.

Market Share

The following table sets forth the market position and approximate share, based on retail sales, of our products in selected categories within the masstige market, as we define it, based on ACNielsen data for the 12 weeks ended January 26, 2008 and 52 weeks ended January 26, 2008:

	12 Weeks Ended January 26, 2008		52 Weeks Ended January 26, 2008
	Masstige Ranking (2)	Masstige Share (3)	Masstige Ranking (2)	Masstige Share (3)
Face
Face Powders	1	41%	1	42%
Bronzers (1)	1	72%	1	71%
Concealers	4	18%	3	20%
Blush	4	15%	3	15%
Foundation	5	2%	5	2%
Eye
Eye Shadows	5	10%	5	10%
Eye Liners	5	5%	4	5%
Brow Makeup	4	4%	4	5%
Mascara	6	1%	6	1%
________________________
(1)	Bronzers are a subcategory of face powders.

(2)
We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oréal, Max Factor, Neutrogena, Revlon and Vital Radiance. According to ACNielsen data, these brands, other than Vital Radiance and Max Factor, were the only mass-distributed brands whose product had average retail prices 30% or more above the average price for similar products in food, drug and mass volume retailers other than Wal-Mart for the 52 weeks ended January 26, 2008 and whose average retail sales in the mass market channel were over $2 million during the same period. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 30% above the average price for similar products within food, drug and mass volume retailers other than Wal-Mart because we do not view them as our principal competitors. Please refer to “Market, Ranking and Other Data” on page 2 for a more detailed discussion.

(3)
ACNielsen data does not include Wal-Mart, our largest customer. Because we are currently in a smaller percentage of Wal-Mart stores and because we have less shelf space at Wal-Mart stores than we do at our other customers, we believe our share of the masstige market at Wal-Mart is lower than the percentages reflected in this table and could affect our rankings.

Competition

The cosmetics industry is highly competitive. We compete on the basis of brand awareness, product functionality, design, quality, pricing, marketing, order fulfillment and delivery. Our competitors include a number of multinational manufacturers, some of which are larger and have substantially greater resources than we do, and which may therefore have the ability to spend more aggressively on advertising and promotion and have more flexibility to respond to changing business and economic conditions. Our products also compete with similar products sold in prestige channels such as department stores, high-end specialty retailers, door-to-door, through television and infomercials or through mail-order or telemarketing by representatives of direct sales companies. Our principal competitors in the masstige market, as we define it, include L’Oréal S.A. (L’Oréal), Revlon, Inc. (Revlon and Almay), The Procter & Gamble Company (Max Factor) and Johnson & Johnson (Neutrogena).

Distribution Channels and Retailer Customers

We currently sell our products in approximately 27,000 stores in the U.S. to over 70 different retailers in the food retail, drug chain, mass volume, specialty retail and wholesale channels. We also sell our products internationally. Our top ten U.S. customers represented approximately 80% of our gross sales in 2007. Sales to Wal-Mart, CVS, Walgreens and Target accounted for an aggregate of 66% of our gross sales in 2007, with sales to each of these customers accounting for greater than 10% of our gross sales in 2007.

We do not enter into long-term or exclusive contracts with our customers. Sales to our customers are generally made pursuant to purchase orders. We seek to enhance our customer relationships by regularly updating our product offering, delivering our products on time and providing consistent marketing support, category management services and customized trade allowance programs. Our customers expect quick response times on standard orders, and we generally do not have a material order backlog.  We did not have any backlog orders as of December 31, 2007.

We entered the Australian market in 1994 and the Canadian market in 1998. Australia and Canada represented approximately 9.3% of our net sales in 2007.

New Product Development

We introduce a significant number of products each year and believe it is critical to our continued growth that we continue to do so. We seek to be first-to-market in the mass market channel with many of our products.

Our new product development team consists of marketing, research and development, packaging, engineering and global sourcing professionals. Our team employs a 12-month product development process that incorporates our core industry knowledge, awareness of global trends and technological advances and sensitivity to retail needs. Members of our new product development team attend the principal industry trade shows in the U.S., Europe and Asia. We spent $671,000, $776,000 and $477,000 on research and development in 2007, 2006 and 2005, respectively.

We believe we are broadly recognized as a leading innovator in the masstige market. Our products have received awards and editorial recognition, including “Best Mass-Market Product Launch” by WWD Beauty Biz in December 2007, “Best of Beauty” by SELF magazine in May 2007, “Best in the Beauty Aisles” by Good Housekeeping in July 2006, “Beauty Editors’ Drugstore Favorite” in Glamour magazine in July 2006 and “Best Liquid Eyeliner” by SELF magazine in May 2006.

Marketing and Sales

We position ourselves as a masstige cosmetics company and market our products to consumers in the U.S. mass market channel and other channels outside the U.S. Our consumer marketing includes print and television advertising, as well as point-of-sale merchandising, including displays, promotions and samples, and non-traditional advertising, such as videotrons, and taxi tops.

Our advertising strategy includes print in major beauty and women service publications in the U.S. and Canada, spot television advertisements in key markets, the Times Square Videotron in New York City, and free standing inserts in Sunday newspapers. We feature differentiated and iconic images in all of our print and television marketing campaigns.

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

Raw Materials and Suppliers

We purchase raw materials, components, such as plastic compact containers, plastic tubes or brushes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from foreign and U.S. suppliers. Ten of our top 15 suppliers, which includes U.S. brokers that purchase on our behalf, are located in Europe or Asia. These ten foreign suppliers represented approximately 40.4% of our purchases of raw materials, semi-finished goods and components in 2007. We purchase a significant portion of our powders from suppliers in Italy and our components from suppliers in China. Our suppliers range from small family-owned businesses to large multinational corporations. We maintain relationships with a broad base of manufacturers in an effort to utilize those with the latest technologies and highest quality standards and to benefit from their knowledge of the newest manufacturing techniques. We have implemented a strategy that enables us to source components directly from Asian manufacturers, thereby eliminating a broker mark-up.

We generally do not have long-term or exclusive agreements with our suppliers. We purchase raw materials, components and semi-finished goods from third-party suppliers on an as needed basis. We maintain our supplier relationships on arms-length terms. We have not experienced any difficulty obtaining raw material, components or semi-finished goods and we believe we currently have adequate sources for our anticipated future production needs. We believe we have good relationships with our suppliers and that there are alternative sources in the event that one or more of these suppliers is unavailable. We continually review our needs against the capacity of our suppliers to ensure that we are able to meet our production goals, manage costs and operate efficiently.

Manufacturing

We manufacture our products at two facilities located in City of Industry, California and one facility located in Covina, California, which are approximately 20 miles east of Los Angeles. The adjoining facilities in City of Industry are approximately 25,000 and 20,000 square feet, respectively, and are both leased under a three-year contract that expires in December 2010. The Covina facility is approximately 72,500 square feet and is leased under a three and a half year term lease expiring in December 2010. Our manufacturing consists of compounding and assembly. Currently, our compounding process is manual and requires highly skilled labor for weighing materials and compounding materials. We rely on four to seven manual assembly lines, one automated assembly line and eleven primary filling lines in our manufacturing facilities. We are in the process of completing the automated assembly line that we believe will reduce labor cost per unit while increasing capacity.

Distribution

We distribute our products from a 62,000 square foot distribution facility in Azusa, California, which is 24 miles east of Los Angeles. This facility is leased under a three-year contract that expires in December 2010.

At our distribution center we:

•	store finished goods;
•	pick and pack for all domestic and international customer orders;
•	conduct quality control for manufactured and assembled products;
•	process and store returns; and
•	assemble promotional displays.

We have also negotiated the use of space at a third-party warehousing company to handle fluctuations in our inventory levels, which are significantly greater during the first and fourth quarters of each year. During peak periods, we rely on third-party logistics providers to ship some of our products to our retailer customers.

Patents and Trademarks

The major trademark used in our business is Physicians Formula, with many of our products sold under this brand. We have registered or applied to register many of our product trademarks in the United States. We have also registered the Physicians Formula trademark in over 40 foreign countries. We consider the protection of our trademarks and trade name to be an important element of our business. We have filed with the Trademark Trial and Appeal Board of the United States Patent and Trademark Office a petition for cancellation of the registered trademark Physicians Complex issued to Cosmed, Inc. for cosmetics products sold primarily on the Internet. As of December 31, 2007, we had approximately 188 registered U.S. and foreign trademarks that we intend to maintain, and we had approximately 40 trademark applications pending. Our registered trademark rights exist for as long as the trademark is used for the identified goods or services and we continue to renew the registered trademark.

We also protect some of our packaging and component concepts through design patents. We consider proprietary technology and patent protection to be an important element of our business. As of December 31, 2007, we had approximately 51 design patents issued and approximately 7 design patents pending. Our design patents expire between 2015 and 2020.

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

We utilize an IBM iSeries 520 computer located at our Azusa facility and seventeen IBM servers. The IBM iSeries 520 is used to run our enterprise resource planning applications. The servers are used for office document processing, electronic mail, security, virus protection and electronic interchange transactions. As a safeguard against a catastrophic event, we duplicate our files at the end of each day and transport those back-up files the following day to our City of Industry location.

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

Employees

As of December 31, 2007, we employed approximately 164 full-time and 13 part-time employees. In addition, we subcontracted for approximately 122 workers through a temporary staffing agency. During the course of the year, we typically utilize between 150 and 450 subcontracted workers depending on seasonal fluctuations in demand for our products.

As of December 31, 2007, none of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory.

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

Available Information

We maintain a website on the Internet at www.physiciansformula.com. We make available free of charge through our website, by way of a hyperlink to a third-party Securities Exchange Commission (SEC) filing website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. Such information is available as soon as such reports are filed with the SEC. In addition, our Code of Ethics may be accessed in the Investor Relations section of our website. Information found on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

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

We compete in select product categories against a number of multinational manufacturers, many of which are larger and have substantially greater resources than we do. Therefore, these larger competitors have the ability to spend more aggressively on advertising, marketing and research and to grow more quickly through acquisitions. Our largest competitors currently sell their products in approximately twice as many stores as we do and have significantly more selling space per store than we do. In addition, our current product lines compete in only approximately half of the cosmetics categories and we may not be able to compete successfully with companies with broader product offerings.

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

We depend on a small number of core retailer customers for a majority of our sales, including Wal-Mart, CVS, Walgreens and Target. Sales to these four retailer customers accounted for an aggregate of 66% of our gross sales in 2007, with sales to each of these customers accounting for greater than 10% of our gross sales in 2007. None of our customers is under an obligation to continue purchasing products from us in the future. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. In the future, retailers in the mass market channel may undergo restructurings or reorganizations, realign their affiliations, close stores or otherwise suffer losses, any of which could decrease their orders for our products. The loss of one or more of our customers that, individually or in the aggregate, accounts for a significant portion of our sales, any significant decrease in sales to those customers, any significant decrease in our retail selling space in any of those customers’ stores, an interruption or decline of our customers’ business or a successful demand by those customers that we decrease our prices would reduce our sales and harm our business.

Fluctuations in buying decisions of our retailer customers, the trend toward retail consolidation and changing policies and requests of our customers could harm our business.

We currently sell our products primarily in the mass market channel. Consequently, our sales are affected by fluctuations in the buying patterns of our retailer customers and consumers who shop in the mass market channel. These fluctuations may result from economic conditions or other factors. In addition, with the growing trend towards retail consolidation, we are increasingly dependent upon a few leading retailers, such as Wal-Mart, CVS, Walgreens and Target, whose bargaining strength continues to grow due to their size. These customers have requested, and may continue to request, increased service and order accommodations. For example, for our Mineral Wear products, our customers have requested new permanent fixtures, which are wall merchandising fixtures located in retail stores that display products. Our customers have also requested assistance with installation of new permanent fixtures and resets of our wall displays, which typically requires us to hire a third-party vendor to provide these services. Our customers could also request incremental trade allowance investments such as cash discounts, markdown allowances, in-store retailer advertising, coupon expense and other miscellaneous retailer allowances, and could require us to invest in radio frequency identification, an automatic data capture technology that uses “smart tags” attached to inventory for purposes of inventory control, or source tagging, a security tag attached to inventory. Our customers could also request price decreases that would negatively impact our margins. As a result, we may face substantially increased expenses to meet these requests, which would reduce our margins. We also may be negatively affected by changes in the policies and requests of our retail customers relating to service levels, inventory de-stocking or limitations on access to wall display space.

If our products do not appeal to a broad range of consumers, our sales and our business would be harmed.

Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales will decline. In addition, our growth depends upon our ability to develop new products through new product lines, product line extensions and product improvements, which involve numerous risks. New product launches are essential to our continued growth. New products have contributed, on average, approximately 45.2% of our net sales for the last three years and approximately 46.3% of our net sales in 2007. As we grow, our reliance on new products may increase. We may not be able to accurately identify consumer preferences, translate our knowledge into consumer-accepted products or successfully integrate new products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development or marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our operating results. Unsuccessful product launches could also result in increased inventory write-downs. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We may not be able to successfully develop new products in the future, and our newly developed products may not contribute favorably to our operating results.

We are a small and rapidly growing company that relies on a few key employees to ensure that our business operates efficiently. If we were to lose the services of any of these key employees, we would experience difficulty in replacing them, which would affect our business operations and harm our business and results of operations.

Our success depends to a significant degree upon the business expertise and continued contributions of our senior management team of only three individuals, any one of whom would be difficult to replace. As a result, our future results will depend significantly upon the efforts and retention of key employees, such as Ingrid Jackel, our Chief Executive Officer who is also currently and has historically been responsible for marketing and research and development, Jeff Rogers, our President who is also currently and has historically been responsible for sales, and Joseph J. Jaeger, our Chief Financial Officer who is also responsible for accounting and finance, operations, human resources and legal functions. We rely on this group of three individuals, who have an average of 20 years of cosmetics industry experience, for managing our company, developing our business strategy and maintaining our strategic relationships with our key retailer customers. Because we are a small and rapidly growing company, we believe that the loss of key personnel would be more disruptive to us than it would be to a large, multinational manufacturer. Any of these employees could, with little or no prior notice, voluntarily terminate their employment with us at any time. We only maintain a life insurance policy on Ingrid Jackel. The loss of service of any of these key employees would harm our business and results of operations.

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

Our ability to succeed depends on our ability to grow our business while maintaining profitability. Introducing new products and expanding our distribution have contributed significantly to our recent results, but we must continue to develop new and innovative products and expand our distribution in order to maintain our growth and profitability. We are heavily dependent on new products, which have contributed, on average, approximately 45.2% of our net sales in the last three years and approximately 46.3% of our net sales in 2007. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including, without limitation:

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

We have grown rapidly, with our net sales increasing to $111.5 million in 2007 from $78.7 million in 2005. Our growth has placed, and will continue to place, a strain on our management team, information systems, labor, assembly and distribution capacity and other resources. We are currently running two shifts at our City of Industry facilities. We expect to use some outsourced manufacturing in the fourth quarter of 2008 and first quarter of 2009 to meet anticipated demand. Outsourcing manufacturing could impact our ability to maintain our quality standards, which could harm our reputation. We could also be forced to extend the second shift or add a third shift in the fourth quarter of 2008 and first quarter of 2009, which would be more expensive and would negatively affect our operating margins. We may experience additional constraints on capacity in the future. If we are unable to effectively address our capacity constraints or manage our future growth, our failure to do so would harm our business, results of operations and financial condition.

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

Our ability to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. We estimate that our net working capital requirements will increase significantly in 2008 from $27.3 million in 2007 due primarily to the impact of our sales growth on our receivables and inventory levels. We have budgeted capital expenditures of $1.7 million for 2008, compared to $2.5 million in 2007. This decrease is due to incremental spending during 2007 on several important projects, including the partial payment for an automated assembly line, investment in our information technology infrastructure and improvements to our warehouse distribution systems.

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

The automation of our remaining manual assembly lines and any other efficiency improvements we may undertake could involve substantial investments and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. We expect to experience some capacity constraints at our product assembly facility in the fourth quarter of 2008 and first quarter of 2009, and our failure to successfully implement efficiency improvements and capacity expansion could result in additional capacity constraints in the future. Failure to implement this efficiency improvement would result in increased costs which would reduce our margins and harm our business.

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

We pay the 150 to 450 workers provided to us by a third-party staffing service the California minimum wage, which increased to $8.00 per hour on January 1, 2008. The increase in the minimum wage may lead to an increase in wages to our hourly employees who are currently paid above minimum wage. We expect the combined effect of these changes in wages to increase our cost of sales by approximately $300,000 in 2008.

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

All of our facility leases expire in December of 2010. If we are unable to renew these leases on favorable terms or move to new facilities, our costs could increase, which would harm our business, results of operations and financial condition.

The leases for our facilities in Azusa, City of Industry and Covina, California expire in December 2010. Whether we lease new facilities or remain in those facilities, we could be subject to increased rental rates. If we lease new corporate and manufacturing facilities, the costs associated with moving from our Azusa, City of Industry and Covina facilities could be substantial. In addition, any move would be costly and could disrupt our operations and ability to meet our obligations to our retailer customers.

Catastrophic loss, delays in deliveries or other disruptions at any of our facilities would negatively impact our business.

Substantially all of our products are assembled at our two adjacent manufacturing facilities in City of Industry, California and our third facility in Covina, California. Significant unscheduled downtime at these facilities due to equipment breakdowns, fires, power failures, earthquakes and other natural disasters, severe weather conditions or other disruptions would adversely affect our ability to provide products to our retailer customers in a timely manner. Although we maintain insurance coverage for our facilities, we cannot assure you that our insurance coverage will be adequate to cover all of our losses in the event of a catastrophic loss. Insurance could in the future become more expensive and difficult to maintain and may not be available on commercially reasonable terms or at all.

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

Our business is subject to numerous laws and regulations. The formulation, manufacturing, packaging, labeling, registration, advertising, distribution, importation, storage and sale of our cosmetic products are subject to extensive regulation by various Federal agencies, including the U.S. Food and Drug Administration, or the “FDA,” the U.S. Federal Trade Commission, or the “FTC,” the U.S. Environmental Protection Agency, or the “EPA,” and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Our facilities in City of Industry and Covina, California are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreen. Failure by us or our manufacturers to comply with those laws and regulations could lead to enforcement action and the imposition of significant penalties or claims, resulting in significant loss of sales, and could have a negative effect on our business, results of operations and financial condition. If we fail to comply with Federal, state or foreign laws and regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of certain products, initiate product recalls, change product labeling, packaging or advertising or take other corrective actions. Any of these actions could harm our business, financial condition and results of operations. In addition, the adoption of new laws or regulations or changes in the interpretations of existing laws or regulations may result in significant compliance costs or discontinuation of products. Our failure to comply with FDA, FTC, EPA or state laws and regulations, or with laws and regulations in foreign markets, that cover our advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially adversely affect the distribution and sale of our products and our business.

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

We have contracted with a staffing service to supply us with workers. The number of workers supplied by the staffing service varies between a minimum of approximately 150 and up to 450, based on seasonal demands for our products. Actions taken by these workers or the agency that provides them to us could subject us to significant liability. An inherent risk of using workers supplied by a third party is that we may face possible claims of employment of undocumented workers, claims of violations of the National Labor Relations Act, discrimination or harassment, claims under health and safety regulations and other related claims. We may also be subject to claims that these workers should be deemed our employees for ERISA, federal taxation or other purposes. Any of these claims could require us to pay substantial fines and monetary damages. In addition, we could face negative publicity that would harm our brand. Any of these negative consequences would harm our reputation, business, results of operations or financial condition.

Our computer and communications hardware and software systems are vulnerable to damage and interruption, which could harm our business.

Our ability to receive and fulfill orders on a timely basis is critical to our success and largely depends upon the efficient and uninterrupted operation of our computer and communications hardware and software systems. Our primary computer systems and operations are located at our Azusa facility and are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, catastrophic events and errors in usage by our employees and retailer customers. Systems integration is complex, time-consuming and expensive. Since we do not currently have adequate offsite backup systems, if a catastrophic event occurred at our City of Industry, Azusa or Covina facilities, we would be required to purchase back-up computer and communications hardware and software systems, and integrate them with our existing systems, at a significant cost. During the period in which these new systems are being integrated, our business, results of operations and financial condition could be harmed.

Significant increases in fuel prices would adversely affect our financial results.

Our freight cost is impacted by changes in fuel prices through surcharges and price increases. Fuel prices and surcharges affect freight cost both on inbound shipments from our suppliers to our assembly and distribution facilities and on outbound freight from our distribution center to our retailer customers. For example, fuel surcharges increased the outbound freight costs charged by 28.6% for 2007. We have experienced similar increases from other carriers. Increases in fuel prices and surcharges and other factors may increase freight costs and thereby increase our cost of sales and selling, general and administrative expenses.

We are subject to a variety of social, political and economic risks associated with doing business outside of the United States.

For the year ended December 31, 2007, approximately 9.3% of our net sales were attributable to our business in Canada and Australia. In addition, ten of our top 15 suppliers, which includes U.S. brokers that purchase raw materials, semi-finished goods and components on our behalf, are located in Europe or Asia. These ten foreign suppliers represented approximately 40.4% of our purchases of raw materials, semi-finished goods and components in 2007. In particular, we purchase significant portions of our powders from suppliers in Italy and our components from suppliers in China. We may encounter risks of doing business outside of the United States including:

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

Risks Related to Our Common Stock

Our common stock has only been publicly traded since November 9, 2006 and the price of our common stock has fluctuated substantially.

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

Our amended and restated certificate of incorporation and by-laws contain the following provisions that could have an anti-takeover effect:

•	stockholders have limited ability to call stockholder meetings and to bring business before a meeting of stockholders;
•	stockholders may not act by written consent;
•	directors may only be removed from office for cause and by the affirmative vote of the holders of at least 66 2 / 3 % of the total votes eligible to be cast in the election of directors;
•	our board of directors may authorize the issuance of preferred stock with such rights, powers and privileges as the board deems appropriate.

These provisions may make it difficult for stockholders to replace management and could have the effect of discouraging a future takeover attempt, which is not approved by our board of directors, but which individual stockholders might consider favorable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth our principal facilities as of December 31, 2007. The first three of these facilities are leased under three year lease contracts that expire in December 2010 and the fourth of these facilities is leased under a three and a half year lease contract expiring in December 2010:

Location	Use	Approximate Square Footage	Ownership Interest
Azusa, California	Corporate office, distribution	82,000	Lease
City of Industry, California	Manufacturing	20,000	Lease
City of Industry, California	Manufacturing, office	25,000	Lease
Covina, California	Manufacturing	72,500	Lease

We believe that these facilities are adequate for our current needs and we will be able to identify and secure additional space to support our future growth on acceptable terms.

ITEM 3.	LEGAL PROCEEDINGS

We have been named in various lawsuits in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not result in a material impact to our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “FACE.”  The following table sets forth the high and low sale prices for our common stock, for the periods indicated as regularly reported by The Nasdaq Global Select Market:

	High	Low
Year Ended December 31, 2007:
Fourth Quarter	$13.49	$10.09
Third Quarter	16.04	8.26
Second Quarter	22.02	14.33
First Quarter	23.25	17.90
Year Ended December 31, 2006:
Fourth Quarter (beginning November 9, 2006)	21.00	17.25

As of March 7, 2008, there were six holders of record of our outstanding common stock.

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

Comparison of 12-Month Cumulative Total Return
Among Physicians Formula Holdings, Inc., the
Nasdaq Global Select Index and the Dow Jones
U.S. Personal Products Index

	Cumulative Total Return
	Physicians Formula Holdings, Inc.	Nasdaq Global Select Index	Dow Jones U.S. Personal Products Index

11/9/2006	$100.00	$100.00	$100.00
12/29/2006	94.78	101.37	101.65
12/31/2007	60.24	112.37	114.48

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

We did not repurchase any of our common stock during the fourth quarter of 2007.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected historical financial data presented below in conjunction with our consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

The selected historical financial data presented below under the heading “Statement of Operations Data” for the years ended December 31, 2007, 2006 and 2005 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2007 and 2006 have been derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below under the heading “Statement of Operations Data” for the year-ended December 31, 2004 and the periods ended December 31, 2003 and November 2, 2003 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2005, 2004 and 2003 have been derived from, and are qualified by reference to, our audited financial statements which are not included in this Annual Report on Form 10-K.

The acquisition of Physicians Formula, Inc. in November 2003 (the “Acquisition”) resulted in a new entity for reporting purposes.  We refer to Physicians Formula prior to the Acquisition as the “Predecessor” and after the Acquisition as the “Successor.”  The financial statements for the Predecessor have been prepared on a consistent basis with the audited consolidated financial statements and include all adjustments necessary to present fairly the information set forth therein. The Predecessor financial information is not necessarily indicative of our consolidated financial position, results of operations and cash flows in the future, or what they would have been if we had been a separate stand-alone entity during the periods presented. The results of the Predecessor for the period from January 1, 2003 to November 2, 2003, are not comparable to our results after the Acquisition.

	Successor					Predecessor
	Year Ended December 31,				Period from November 3, 2003 to December 31,	Period from January 1, 2003 to November 2,
	2007	2006	2005	2004	2003	2003

	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$111,521	$95,405	$78,706	$62,323	$10,675	$41,882
Cost of sales	50,283	41,943	32,082	24,701	5,605	17,307
Gross profit	61,238	53,462	46,624	37,622	5,070	24,575
Selling, general and administrative expenses	45,200	45,191	31,252	27,139	3,425	17,884
Income from operations	16,038	8,271	15,372	10,483	1,645	6,691
Interest expense	1,511	7,633	2,708	3,760	484	-
Other income	(53)	(39)	(88)	(38)	-	-
Income before income taxes	14,580	677	12,752	6,761	1,161	6,691
Provisions for income taxes	5,831	71	4,929	2,560	415	2,547
Net income	8,749	606	7,823	4,201	746	$4,144
Allocation of income to preferred stockholders	-	-	3,145	3,034	499
Net income available for common stockholders	$8,749	$606	$4,678	$1,167	$247
Net income per common share:
Basic	$0.63	$0.06	$0.47	$0.12	$0.02
Diluted	0.60	0.05	0.40	0.11	0.02
Weighted-average common shares outstanding:
Basic	13,975,550	10,900,919	10,051,750	10,023,750	10,023,750
Diluted	14,565,056	11,387,033	11,554,538	10,695,750	10,023,750
Cash dividend declared per common share	-	-	0.23	-	-

Balance Sheet Data:
Cash and cash equivalents	$-	$26	$20	$417	$3,756	$1,925
Working capital	27,347	19,599	6,921	13,790	10,666	9,370
Total assets	151,467	134,314	122,796	114,055	114,987	28,901
Revolving credit facility	10,168	7,522	8,769	-	228	-
Long-term debt, including current portion	13,500	15,000	62,213	29,400	32,285	-
Total stockholders’ equity	72,450	61,572	4,786	43,382	39,181	-

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Albertsons. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 27,000 of the 49,000 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 45.2% of our net sales for the last three years.

We have achieved significant growth over the last three years, driven largely by the yearly introduction of new products, the popularity of our innovative problem-solution products and our ability to significantly expand the breadth and depth of our distribution network. We have grown net sales to $111.5 million in 2007 from $78.7 million in 2005, representing a compounded annual growth rate of 19.0%.

Factors Affecting Our Operating Results

Our net sales are impacted by advertising, discounts and promotions, merchandising, packaging, the availability of wall display space at our retailer customers and the timing of new product launches and line extensions, all of which have a significant impact on consumers’ buying decisions. Continued growth of our net sales and profitability will depend substantially on the continued popularity of our new and existing products, our ability to effectively manage our sales and distribution networks and our ability to maintain sufficient product supply to meet expected growth in demand. We expect to sell a higher percentage of our products to retailer customers that require larger discounts and trade allowances, which would negatively impact our net sales and gross margin.

Our cost of sales includes our costs to manufacture products in our own facilities, including raw material and labor costs and all overhead expenses related to production and quality control, as well as the cost to purchase components, such as plastic compact containers or plastic tubes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from third-party manufacturers and inbound freight. We primarily purchase plastic component parts from manufacturers in China, rather than purchasing them through brokers. This could result in a decrease in components costs. Conversely, increases in the costs for inbound freight due to higher fuel costs could increase our cost of sales. On January 1, 2008, the California minimum wage increased to $8.00 per hour. We expect this change to increase our cost of sales by approximately $300,000 in 2008. The automation of an assembly line and our use of components and semi-finished goods as well as our own manufacturing facilities have allowed us to maintain a low product cost base while providing significant production flexibility.

Our selling, general and administrative expenses include all warehouse and outbound freight expenses, selling, marketing, research and development costs, finance, information technology, depreciation, amortization of intangibles, professional fees, non-cash charges for stock-based compensation for certain employees and administrative and distribution facility expenses.

Factors Affecting Comparability

Seasonality

Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. Our net sales for the three months ended December 31, 2007 were higher than our net sales for the three months ended September 30, 2007, as a result of this seasonality. Our quarterly results of operations may fluctuate as a result of a variety of reasons including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

	Three Months Ended
	March 31	June 30	September 30	December 31
2007
Net sales	$35,723	$22,102	$19,807	$33,889
Income (loss) from operations	7,511	(276)	820	7,983
Net income (loss)	4,302	(523)	102	4,868

2006
Net sales	$27,689	$23,083	$18,093	$26,540
Income (loss) from operations	5,700	4,411	2,104	(3,944)
Net income (loss)	2,415	1,626	223	(3,658)

2005
Net sales	$22,713	$20,393	$13,976	$21,624
Income from operations	6,111	3,180	1,506	4,576
Net income	3,418	1,682	589	2,134

Results of Predecessor

Prior to the Acquisition, there was no charge allocated to us for compensation for André Pieters, our former Chief Executive Officer, who was an employee of Pierre Fabre Dermo-Cosmetique, S.A. ("Pierre Fabre"), which was the parent company of Pierre Fabre, Inc. The Predecessor's operations were previously included in the consolidated financial statements of Pierre Fabre.  In connection with the Acquisition, we entered into a secondment agreement with Pierre Fabre pursuant to which Mr. Pieters agreed to serve as our Chief Executive Officer through December 31, 2004, and we paid Pierre Fabre for his services. Mr. Pieters extended his secondment for three months, and he returned full-time to Pierre Fabre on March 31, 2005. Through March 31, 2005, we reimbursed Pierre Fabre for his services at a monthly rate of approximately $27,000.

Effects of the Public Offerings and Related Transactions

In connection with the initial public offering, we repaid amounts outstanding under our old senior credit agreement and repurchased our senior subordinated notes and replaced our old senior credit agreement with a new senior credit agreement, which reduced our interest expense in the three months ended December 31, 2006. The refinancing also resulted in a non-cash charge to interest expense for the unamortized portion of the capitalized fees and expenses related to the old senior credit agreement and the senior subordinated notes of approximately $1.0 million and a small loss related to our termination of the associated interest rate collar. We amended the performance-vesting options held by our senior management and certain employees to accelerate vesting of 550,781 performance-vesting options upon the completion of the initial public offering. The performance-vesting options that did not vest and become exercisable upon completion of the initial public offering vest and become exercisable in 24 equal installments over a period of two years from the date of the closing of the initial public offering. The vesting resulted in a non-cash charge of approximately $9.2 million in the three months ended December 31, 2006. The amendment of the options also increased the number of our fully diluted shares outstanding by an amount that depends on the trading price of our common stock, and thus reduced our earnings per fully diluted share. In addition, we paid a $250,000 cash bonus to our Chief Financial Officer and $20,000 in cash bonuses to certain senior financial personnel upon completion of the initial public offering.

On April 25, 2007, the Company completed a secondary public offering in which certain stockholders sold 5,049,650 shares of the Company’s common stock, which included 658,650 shares of common stock sold pursuant to the underwriters’ over-allotment option. The underwriters exercised this over-allotment option on April 20, 2007 and the secondary public offering closed on April 25, 2007. The Company did not receive any proceeds from the sale of the shares but incurred approximately $725,000 of expenses related to the offering, including a $250,000 cash bonus to our Chief Financial Officer upon completion of the secondary public offering.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	45.1	44.0	40.8
Gross profit	54.9	56.0	59.2
Selling, general and administrative expenses	40.5	47.4	39.7
Income from operations	14.4	8.7	19.5
Interest expense	1.4	8.0	3.4
Other income	(0.0)	(0.0)	(0.1)
Income before income taxes	13.0	0.7	16.2
Provision for income taxes	5.2	0.1	6.3
Net income	7.8%	0.6%	9.9%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales

Net sales increased $16.1 million, or 16.9%, to $111.5 million in 2007, from $95.4 million in 2006. The increase was primarily attributable to growth in sales of our face makeup products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Unit sales for our face makeup increased by 3.3 million units, or 22.0%, to 18.3 million units in 2007 from 15.0 million units in 2006. New products represented 46.3% of our net sales in 2007 compared to 44.1% in 2006. Partially offsetting our net sales growth in 2007 was a decrease in sales of our eye makeup products. Unit sales for our eye makeup decreased by 1.1 million units, or 14.1%, to 6.7 million units in 2007 from 7.8 million in 2006. Trade spending with retailers increased by $10.8 million, which includes an increase in cooperative advertising expense of $7.2 million, an increase in our provision for markdowns of $2.6 million, an increase in our provision for returns of $0.3 million, an increase in our provision for cash discounts of $0.3 million and an increase in our provision for coupon expense of $0.3 million. The variance is primarily due to management's strategic decision to increase trade spending with retailers for in-store advertising and promotions to increase consumer retail sales. During 2007, our results included net sales of $10.4 million from our international customers, compared to $6.2 million for 2006.

Cost of Sales

Cost of sales increased $8.4 million, or 20.0%, to $50.3 million in 2007, from $41.9 million in 2006. The increase in cost of sales resulted primarily from an increase in volume in 2007. Cost of sales as a percentage of net sales was 45.1% in 2007, compared to 44.0% in 2006. The increase in cost of sales, as a percentage of net sales, was primarily due to an increase in the write-down of obsolete and slow moving inventory of $1.4 million offset by a slight decrease in the recovery of inventory returns of $0.2 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses remained relatively consistent at $45.2 million in 2007 and 2006. The slight variance was primarily due to a $1.0 million increase in marketing spending and a $5.4 million increase in fixed costs that included a $1.6 million increase in employee compensation associated with our growth, a $0.7 million expense for transaction fees associated with the secondary public offering, a $0.8 million increase in distribution costs related to our growth, a $0.2 million increase in depreciation expense,  as well as an increase in accounting and other expenses associated with being a public company. In addition, there were higher costs associated with increased sales volumes, including a $0.7 million increase in outbound freight costs.  The increase in selling, general and administrative expenses was offset by a decrease of $7.1 million for our stock options awards due to a 2006 charge of $9.2 million associated with the acceleration of vesting of certain performance-vesting options in connection with our initial public offering.

Interest Expense

Interest expense was $1.5 million in 2007 compared to $7.6 million in 2006. The decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility as we repaid all borrowings under our former senior credit agreement with the proceeds of the initial public offering.

Other Income

Other income increased $14,000, or 35.9%, to $53,000 in 2007, from $39,000 in 2006, which consisted primarily of realized and unrealized gains related to investments held as part of our non-qualified deferred compensation plans.

Provision for Income Taxes

The provision for income taxes represents federal, state and local income taxes. In 2007, income tax expense was $5.8 million, representing an effective income tax rate of 40.0%, compared to income tax expense of $71,000, representing an effective tax rate of 10.5%, in 2006. The effective rate differs from statutory rates due to the effect of varying state and local taxes, the impact of the change in the deferred carrying rate and certain permanent items such as charitable contributions, tax benefit deficiencies on stock options exercised, extra-territorial income exclusions and research and development credits.

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

Liquidity and Capital Resources

Cash Flows

As of December 31, 2007, we had $0 in cash and cash equivalents compared to $26,000 in cash and cash equivalents as of December 31, 2006. The low level of cash reflects the use of cash to pay down the revolving credit facility on a regular basis. As of December 31, 2007, we had $9.8 million of availability under the revolving credit facility.  The significant components of our working capital are accounts receivable and inventories, reduced by accounts payable, accrued expenses and debt.

Net working capital requirements increased by $7.7 million, or approximately 39.3%, to $27.3 million in 2007 from $19.6 million in 2006. Working capital requirements increased during the fourth quarter of 2007, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $1.7 million for 2008 for several key projects, including investment in our information technology infrastructure and improvements to our manufacturing and distribution equipment. Capital requirements related to manufacturing include a major project undertaken in 2007 to automate a product assembly line that is used to assemble products that represented approximately 36.9% of our total sales in 2007. We expect the aggregate capital requirements of this project to total $1.3 million, of which $1.1 million was incurred in 2007. In addition to an estimated $0.2 million required to complete the assembly line project, we expect to need to make improvements to other manufacturing and distribution equipment at a cost of approximately $1.1 million, improvements to our leasehold facilities of approximately $0.2 million and improvements to our information technology infrastructure at a cost of approximately $0.2 million in 2008. In 2007, our capital expenditures totaled approximately $2.5 million, which was in line with our budget.  The capital expenditures included the initiation of the automated product assembly line and the replacement and upgrade of our IBM A/S 400 mainframe computer to accommodate future growth. We believe that our cash flows from operations and funds from our revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures for the foreseeable future. No assurance can be given, however, that this will be the case.

Operating activities.  Cash provided by operating activities decreased $2.1 million, or 63.6%, to $1.2 million in 2007, from $3.3 million for in 2006. The net decrease in cash provided by operating activities resulted primarily from unfavorable changes in working capital and lower non-cash activities impacting net income.

Cash provided by operating activities decreased $2.7 million, or 45.0%, to $3.3 million in 2006, from $6.0 million in 2005. The net decrease in net cash provided by operating activities resulted primarily from unfavorable changes in working capital and lower net income.

Our inventory turnover rate has been relatively consistent at 1.8, 2.1 and 1.9 times per year for 2007, 2006 and 2005, respectively. Days sales outstanding increased 5.6 days, to 72.8 days in December 2007 from 67.2 days in December 2006. In December 2006, our days sales outstanding decreased 3.7 days, to 67.2 days from 70.9 days in December 2005, due primarily to our sales growth during the fourth quarter of 2005. However, our twelve-month average of days sales outstanding has declined in the past three years to 49.1 in 2007 and 49.9 days in 2006 from 50.3 days in 2005.

Investing activities.  Cash used in investing activities in 2007 was $2.5 million, which was related to capital expenditures for the replacement of machinery and equipment, the replacement and upgrade of our IBM A/S 400 mainframe computer, the automation of an assembly line to accommodate future growth and improvements to our warehouse distribution systems. Cash used in investing activities in 2006 was $1.0 million, which was related to capital expenditures for basic replacement and upgrade of machinery and equipment. Cash used in investing activities in 2005 was $743,000, which was related to basic capital expenditures for the replacement and upgrade of machinery and equipment.

Financing activities.  Cash provided by financing activities was $1.2 million for 2007 compared to cash used in financing activities of $2.3 million in 2006. The increase in cash provided by financing activities primarily resulted from higher net borrowings under the line of credit. Cash used in financing activities was $2.3 million in 2006, compared to cash used in financing activities of $5.7 million in 2005. The decrease in cash used in financing activities between periods primarily resulted from the net proceeds received from our initial public offering and borrowings under our senior credit agreement. This was partially offset by our repayments of borrowings under our old senior credit agreement and repurchase of our senior subordinated notes.

Credit Facilities

On November 14, 2006, Physicians Formula, Inc. entered into a senior credit agreement with a bank that will terminate in 2011 and consists of a $15.0 million term loan facility and a revolving credit facility providing for borrowings of up to $20.0 million. At December 31, 2007, there was $10.2 million outstanding under the revolving credit facility at an interest rate of 7.5% and we had $9.8 million of availability under the revolving credit facility. There were no outstanding letters of credit as of December 31, 2007. The interest rate on the term loan was 7.2% at December 31, 2007. The availability under the revolving credit facility is reduced by outstanding letters of credit.

We used the borrowings under the senior credit agreement and a portion of the net proceeds of the initial public offering to repay borrowings and accrued interest under the old senior credit agreement. Borrowings under the senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiary of Physicians Formula, Inc., and borrowings under the senior credit agreement are secured by liens on substantially all of the assets of Physicians Formula, Inc., including the assets of its subsidiary. Amounts outstanding under the term loan facility totaled $13.5 million at December 31, 2007. Payments under the term loan facility are due quarterly, increasing from initial quarterly payments of $375,000 to $562,500 as of December 31, 2007, $750,000 as of December 31, 2008, $937,500 as of December 31, 2009 and $1,125,000 as of December 31, 2010. Quarterly payments of $375,000 were made on January 1, 2007, April 2, 2007, July 16, 2007 and October 2, 2007 and a quarterly payment of $562,500 was made on January 2, 2008.

Amounts outstanding under the term loan facility and revolving credit facility bears interest at a LIBOR Adjusted Rate (as defined in the senior credit agreement) plus 2.0% or at a Base Rate (as defined in the senior credit agreement) plus 0.5%. The revolving credit facility is also subject to a commitment fee of one-quarter of 1.0% on any unused commitments.

The senior credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum fixed charge coverage ratio; a minimum net worth requirement; and a limitation on capital expenditures (which may be no more than $3,000,000 per fiscal year). As of December 31, 2007, we were in compliance with such covenants.

The senior credit agreement contains certain additional negative covenants, including limitations on our ability to: incur other indebtedness and liens; fundamentally change in our business through a merger, consolidation, amalgamation or liquidation; sell assets; pay cash dividends from Physicians Formula, Inc. or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with our affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; and change our line of business.

The senior credit agreement requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of satisfactory replacement assets.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2007:

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)

Revolving credit facility	$10,168	$10,168	$-	$-	$-
Long-term debt obligations	13,500	3,000	7,125	3,375	-
Interest payments on long-term debt obligations (1)	2,180	909	1,145	126	-
Operating lease obligations	4,391	1,529	2,840	22	-
Deferred compensation	829	-	-	-	829
Total	$31,068	$15,606	$11,110	$3,523	$829

(1)	For variable interest rate debt, the amounts included were calculated using 7.5%, the rate that was in effect as of December 31, 2007 under the senior credit agreement.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure as of the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, returns, trade allowances, inventories, goodwill and other intangible assets, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the consolidated financial statements. We believe that the estimates and assumptions are among those most important to an understanding of our consolidated financial statements contained in this Annual Report on Form 10-K.

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

Allowances for estimated returns are provided for when related revenue is recorded. We base our estimates on historical rates of product returns and outstanding returns not yet received from customers. In the past, returns provisions have been adjusted higher or lower during the course of a fiscal year depending on actual results to date and anticipated returns for the remainder of a year. Experience has shown a relationship between gross sales and sales returns in the subsequent period, as well as a consistent pattern of returns due to the seasonal nature of our business. In addition, as necessary, specific accruals may be established for known or anticipated events that we have considered, and will continue to consider, including the solvency of our customers, store closings by retailers, changes in the retail environment and decisions to continue to support new and existing products.

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

We make ongoing estimates relating to the net realizable value of inventories, based on our assumptions about future demand and market conditions. Slow moving and obsolete inventories are identified based on historical trends, sales projections and future known or anticipated events. When inventory is identified as slow moving or obsolete, we record an inventory write-down equal to the difference between the cost of the inventory and its estimated market value. Estimated market value is determined based on the amounts we expect to recover from third parties, including our arrangement with a third-party liquidator. This write-down is recorded as a charge to cost of sales. We have not experienced any material differences between write-downs and actual results.

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

Other indefinite-lived assets consist of trade names and are not amortized as they are considered an indefinite-lived intangible asset. Trade names are tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. It is management’s intent to leverage the trade names indefinitely into the future. The Physicians Formula trade name has been used since 1937 and is a recognized brand within the cosmetics industry.

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

Share-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the prospective method. Under the prospective method, those nonpublic companies that previously used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes apply SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. We will continue to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards which were the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. Under SFAS No. 123R, share-based payments awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. Expected volatility of the stock will be based on companies of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. The expected life of options granted represents management’s best estimate based upon historical and expected trends in the Company’s stock option activity. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The long-term deferred income tax liabilities primarily relate to the intangible assets recorded as part of the Acquisition. The Company adopted FIN 48 on January 1, 2007, and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Total unrecognized tax benefits and interest and penalties were not significant at January 1, 2007.

As of December 31, 2007, we have current net deferred income tax assets of $7.4 million and non-current net deferred income tax liabilities of $20.8 million. Future earnings, more likely than not, are expected to be sufficient for the realization of our deferred income tax assets. If future earnings are less than expected, then a valuation allowance may be recorded.

Recent Accounting Pronouncements

    In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 is effective for the Company at the beginning of fiscal 2008 and will be applied on a prospective basis. In February 2008, the FASB issued FASB Staff Position No. 157-2, which defers the effective date of SFAS No. 157 by a year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the adoption of SFAS No. 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company at the beginning of fiscal 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on the consolidated financial statements.

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

Foreign Currency Risk

We sell our products to Canadian customers in Canadian dollars and pay overseas suppliers and third-party manufacturers in U.S. dollars. An increase in the value of the Canadian dollar relative to the U.S. dollar could result in lower net sales and higher selling, general and administrative expenses. Further, a decrease in the value of the euro and the Chinese yuan relative to the U.S. dollar could cause our suppliers to raise prices, which would result in higher cost of sales. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecasted with reliable accuracy. Our current sales to Canadian customers and reliance on foreign suppliers for many of the raw materials and components used to produce products make it possible that our operating results may be affected by fluctuations in the exchange rate of the currencies of our customers and suppliers. We do not have any foreign currency hedges.

Interest Rate Risk

We are exposed to interest rate risks primarily through borrowings under our revolving loan and term loan facilities. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our revolving loan and term loan facilities during the year ended December 31, 2007, was $14.1 million and the weighted-average interest rate in effect at December 31, 2007, was 7.33%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $176,000 change to interest expense for the year ended December 31, 2007.

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2007.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(e) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2007. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 31 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.
Azusa, California

We have audited the internal control over financial reporting of Physicians Formula Holdings, Inc. and subsidiary (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated March 10, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of new accounting standard.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 10, 2008

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the sections captioned “Board of Directors and Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the sections captioned “Executive Compensation” contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Options to purchase shares of our common stock have been granted to certain of our executive officers and key employees under our 2006 equity incentive plan and 2003 stock option plan. The following table summarizes the number of stock options issued, net of forfeitures, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2007:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	345,000	(1)	$19.33	831,861	(2)
2003 Stock Option Plan	654,023		0.11	-
Equity compensation plans not approved by security holders	-		-	-
Total	999,023		$6.75	831,861

____________________________

(1)	Does not include options to purchase 317,000 shares of common stock granted in January 2008 pursuant to the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan.

(2)
The 2006 Equity Incentive Plan provides that the number of shares available for issuance under the plan automatically increases on the first day of each fiscal year beginning in 2007 and ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of our board of directors. Accordingly, on January 1, 2008, the total number of shares of our common stock available for issuance under the 2006 Equity Incentive Plan increased by 281,914.

The additional information required by Item 12 is incorporated by reference from the section captioned “Common Stock Ownership” contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance” contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the sections captioned “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2008 Annual Meeting of Stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.
Azusa, California

We have audited the accompanying consolidated balance sheets of Physicians Formula Holdings, Inc. and subsidiary (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 10, 2008

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$26
Accounts receivable, net of allowance for bad debts of $436 and $348	33,421	26,654
Inventories	31,648	23,472
Prepaid expenses and other current assets	1,781	1,775
Deferred income taxes—net	7,364	5,139
Total current assets	74,214	57,066

PROPERTY AND EQUIPMENT—Net	4,070	2,506
OTHER ASSETS—Net	1,174	968
INTANGIBLE ASSETS—Net	54,546	56,311
GOODWILL	17,463	17,463
TOTAL	$151,467	$134,314

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,043	$12,670
Accrued expenses	2,134	1,915
Trade allowances	5,001	3,479
Sales returns reserve	10,396	9,440
Income taxes payable	3,125	378
Line of credit borrowings	10,168	7,522
Current portion of long-term debt	3,000	2,063
Total current liabilities	46,867	37,467

DEFERRED COMPENSATION	829	721
DEFERRED INCOME TAXES-Net	20,821	21,617
LONG-TERM DEBT	10,500	12,937

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Series A preferred stock, $.01 par value—10,000,000 shares authorized, 0 and 0 shares issued and outstanding	-	-
Common stock, $.01 par value—50,000,000 shares authorized, 14,095,727 and 13,843,056 shares issued and outstanding	141	138
Additional paid-in capital	59,173	57,047
Retained earnings	13,136	4,387
Total stockholders' equity	72,450	61,572
TOTAL	$151,467	$134,314

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(dollars in thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005

NET SALES	$111,521	$95,405	$78,706
COST OF SALES	50,283	41,943	32,082
GROSS PROFIT	61,238	53,462	46,624
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	45,200	45,191	31,252
INCOME FROM OPERATIONS	16,038	8,271	15,372
INTEREST EXPENSE	1,511	7,633	2,708
OTHER INCOME	(53)	(39)	(88)
INCOME BEFORE INCOME TAXES	14,580	677	12,752
PROVISION FOR INCOME TAXES	5,831	71	4,929
NET INCOME	8,749	606	7,823
ALLOCATION OF INCOME TO PREFERRED STOCKHOLDERS	-	-	3,145
NET INCOME AVAILABLE FOR COMMON STOCKHOLDERS	$8,749	$606	$4,678

NET INCOME PER COMMON SHARE:
Basic	$0.63	$0.06	$0.47
Diluted	$0.60	$0.05	$0.40

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,975,550	10,900,919	10,051,750
Diluted	14,565,056	11,387,033	11,554,538

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except share data)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total

BALANCE—January 1, 2005	37,433	$37,433	10,023,750	$100	$902	$4,947	$43,382
Redemption of preferred stock and preferred stock dividend	(37,433)	(37,433)	-	-	-	(6,678)	(44,111)
Exercise of stock options	-	-	28,000	-	3	-	3
Net income	-	-	-	-	-	7,823	7,823
Cash dividend on common stock ($0.23 per share)	-	-	-	-	-	(2,311)	(2,311)
BALANCE—December 31, 2005	-	-	10,051,750	100	905	3,781	4,786
Net proceeds from issuance of common stock	-	-	3,125,000	31	46,536	-	46,567
Stock-based compensation	-	-	-	-	9,488	-	9,488
Exercise of stock options	-	-	666,306	7	60	-	67
Tax benefit on exercise of stock options	-	-	-	-	58	-	58
Net income	-	-	-	-	-	606	606
BALANCE—December 31, 2006	-	-	13,843,056	138	57,047	4,387	61,572
Stock-based compensation	-	-	-	-	2,161	-	2,161
Exercise of stock options	-	-	252,671	3	23	-	26
Tax benefit on exercise of stock options	-	-	-	-	79	-	79
Tax deficiency on exercise of stock options					(137)		(137)
Net income	-	-	-	-	-	8,749	8,749
BALANCE—December 31, 2007	-	$-	14,095,727	$141	$59,173	$13,136	$72,450

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,749	$606	$7,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,796	2,564	2,625
Foreign currency exchange rate gain	114	-	-
Deferred income taxes	(3,020)	(2,597)	(1,725)
Provision for bad debts	195	155	85
Amortization and write-off of debt issuance costs	38	1,202	294
Loss on disposal of property and equipment	5	-	3
Accrued payment-in-kind interest	-	-	13
Recognition of stock based compensation	2,075	9,155	-
Tax benefit on exercise of stock options	(79)	(58)	-
Tax deficiency on exercise of stock options	342	-	-
Changes in operating assets and liabilities:
Accounts receivable	(7,077)	(6,405)	(6,211)
Inventories	(8,090)	(5,762)	(2,669)
Prepaid expenses and other current assets	(6)	(157)	(406)
Other assets	(91)	(61)	6
Accounts payable	234	5,438	969
Accrued expenses, trade allowances and sales returns reserve	2,697	1,161	3,017
Income taxes payable/receivable	2,347	(1,903)	2,181
Net cash provided by operating activities	1,229	3,338	6,005

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,461)	(1,044)	(743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loans	-	15,000	41,765
Paydowns of term loans	(1,500)	(41,765)	(29,400)
Borrowings under subordinated debt	-	-	20,435
Payoff of subordinated debt	-	(20,435)	-
Net borrowings (paydowns) under line of credit	2,646	(1,247)	8,769
Debt issuance costs	(45)	(310)	(1,032)
Redemption of preferred stock and dividend	-	-	(44,111)
Bank overdraft	-	(177)	177
Exercise of stock options	26	67	3
Tax benefit on exercise of stock options	79	58	-
Cash payment of common stock dividend	-	(46)	(2,265)
Proceeds from public offering, net	-	49,406	-
Payment of transaction costs in connection with the initial public offering	-	(2,839)	-
Net cash provided by (used in) financing activities	1,206	(2,288)	(5,659)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(26)	6	(397)
CASH AND CASH EQUIVALENTS—Beginning of period	26	20	417
CASH AND CASH EQUIVALENTS—End of period	$-	$26	$20

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the year for:
Interest	$1,608	$6,549	$2,068
Income taxes	$6,162	$4,623	$4,482
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES - The Company had accounts payable of $139,000 outstanding as of December 31, 2007, relating to purchases of property and equipment.

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Physicians Formula Holdings, Inc. (the “Company” or “Holdings”), a Delaware corporation, formerly known as PFI Holdings Corp., and its wholly owned subsidiary, Physicians Formula, Inc. (“Physicians”), a New York corporation, and its wholly owned subsidiaries, Physicians Formula Cosmetics, Inc., a Delaware corporation, and Physicians Formula DRTV, LLC, a Delaware limited liability company.

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

Principles of Consolidation— The consolidated financial statements include the Company and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition— The Company recognizes revenues from product sales, less estimates for returns and trade allowances, upon shipment of products when title has passed, persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable and collectibility of the sales price is reasonably assured.

Shipping and Handling Fees— Amounts billed to customers for shipping and handling are included as a component of net sales. Shipping and handling costs, which represent costs incurred to ship products to the Company’s customers, are included as a component of selling, general and administrative expenses and totaled, $4,898,000, $3,807,000 and $2,939,000 in 2007, 2006 and 2005, respectively.

Cash Equivalents— The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Inventories— Inventories are stated at the lower of average cost or market. Cost is determined by the first-in, first-out method.

Property and Equipment— Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Leasehold improvements are amortized over the shorter of their estimated useful lives or the life of the lease.

Intangible Assets— Intangible assets consist primarily of trade names, distributor relationships and patents. Trade names are not amortized as they are considered an indefinite-lived intangible asset. Distributor relationships and patents are amortized over their estimated useful lives of 20 and 15 years, respectively. Intangible assets related to distributor relationships and patents are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.

Impairment of Long-Lived Assets— The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset are less than the carrying value, a write-down would be recorded to reduce the related asset to its estimated fair value.

Goodwill and Indefinite-Lived Intangible Assets— Goodwill represents the excess of the purchase price over the fair value assigned to the net tangible and specific intangible assets acquired in business combinations. In accordance with SFAS No. 142, Goodwill and Intangible Assets, goodwill and indefinite-lived intangible assets are not amortized and are tested for impairment annually as of June 30 or whenever events or circumstances occur indicating that they might be impaired.

Derivative Instruments and Hedging Activities— The Company accounts for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. In accordance with SFAS No. 133, the fair value of the Company’s interest rate collar was recorded as an asset or a liability in the Company’s consolidated balance sheets with a corresponding credit or charge to interest expense. No interest rate collar existed at December 31, 2007 or 2006. The Company does not have any other derivative instruments.

Returns Reserve— A reserve for product returns is maintained based on estimated future returns determined by using estimates and historical experience. Returns are recorded as a reduction of net sales in the accompanying consolidated statements of income.

Trade Allowances— The Company offers trade allowances such as rebates, price protection, coupons, and other incentives to customers in the normal course of business. Accruals for these trade allowances are provided for based on estimates and historical experience and are recorded as a reduction of net sales in the accompanying consolidated statements of income.

Net Income Per Share— Basic net income per share is computed as net income attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options, calculated using the treasury stock method. The following table summarizes the incremental shares from potentially dilutive securities:

	Year Ended December 31,
	2007	2006	2005

Weighted-average number of common shares—basic	13,975,550	10,900,919	10,051,750
Effect of dilutive employee stock options	589,506	486,114	1,502,788
Weighted-average number of common shares—diluted	14,565,056	11,387,033	11,554,538

Stock options for the purchase of 345,000 shares of common stock were excluded from the above calculation for the year ended December 31, 2007, as the effect of those options was anti-dilutive. There were no anti-dilutive options during the years ended December 31, 2006 and 2005.

Fair Value of Financial Instruments— The Company’s financial instruments are primarily composed of cash and cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable closely approximate their carrying value due to their short maturities. The fair value of debt is estimated based on reference to market prices and closely approximates its carrying value.

Segments— The Company operates in one reportable segment consisting of the manufacturing, research, development and distribution of cosmetic products.

Foreign Currency Transactions— The Company enters into sales transactions with customers located in Canada, which are denominated in Canadian dollars. Gains and losses from foreign currency transactions are included in the determination of net income in the period in which the exchange rate changes. Unrealized gains and losses result when the receivables are revalued at the balance sheet date. Foreign currency gains of $192,000 were recognized for the year ended December 31, 2007 and are included in selling, general and administrative expenses in the Company's consolidated statements of income.  Foreign currency gains for the years ended December 31, 2006 and 2005 were not significant.

Concentration of Credit Risk— Certain financial instruments subject the Company to concentrations of credit risk. These financial instruments consist primarily of accounts receivable. The Company regularly reevaluates its customers’ ability to satisfy credit obligations and records a provision for doubtful accounts based on such evaluations. Significant customers that accounted for more than 10% of gross sales are as follows:

	Year Ended December 31,
Customer	2007	2006	2005

A	24%	19%	20%
B	16%	19%	17%
C	16%	18%	16%
D	10%	11%	13%

Four customers individually accounted for more than 10% of gross accounts receivable and together accounted for approximately 72% of gross accounts receivable at December 31, 2007. Three customers individually accounted for more than 10% of gross accounts receivable and together accounted for approximately 63% of gross accounts receivable at December 31, 2006.

Advertising Expenditures— Advertising costs are expensed as incurred and include print and television, promotions, public relations and other selling expenses. Advertising expense was $13,408,000, $12,443,000 and $10,630,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Research and Development— Research and development costs, which are expensed as incurred, totaled $671,000, $776,000 and $477,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Research and development costs are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Stock Options— On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the prospective method. Under the prospective method, those nonpublic companies that previously used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes apply SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. The Company will continue to account for any portion of awards outstanding at December 31, 2005 using the accounting principles originally applied to those awards which were the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretive guidance. Under SFAS No. 123R, share-based payments awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

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

Capitalized Interest— Capitalized interest is recorded on construction-in-progress using the average interest rate over the construction period during the year ended December 31, 2007.  Interest of $46,000 was capitalized for the year ended December 31, 2007 and is included in property and equipment. Capitalized interest for the years ended December 31, 2006 and 2005 was not significant.

Income Taxes— Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  The Company adopted FIN 48 on January 1, 2007, and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN 48. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. Total unrecognized tax benefits and interest and penalties were not significant at December 31, 2007 or for the year ended December 31, 2007.

New Accounting Pronouncements— In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 is effective for the Company at the beginning of fiscal 2008 and will be applied on a prospective basis. In February 2008, the FASB issued FASB Staff Position No. 157-2, which defers the effective date of SFAS No. 157 by a year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of the adoption of SFAS No. 157 on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for the Company at the beginning of fiscal 2008. The Company is currently evaluating the impact of the adoption of SFAS No. 159 on the consolidated financial statements.

Use of Estimates— The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.	INVENTORIES

Inventories consist of the following (dollars in thousands):

	As of December 31,
	2007	2006

Raw materials and components	$17,307	$11,955
Finished goods	14,341	11,517
Total	$31,648	$23,472

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

	Useful Lives	As of December 31,
		2007	2006

Tooling	3 to 5 years	$479	$379
Leasehold improvements	Term of lease to 5 years	1,054	753
Machinery and equipment	3 to 8 years	2,493	2,284
Furniture and fixtures	5 to 8 years	330	240
Computer equipment	3 years	1,840	804
Construction in progress		1,073	408
Total property and equipment		7,269	4,868
Accumulated depreciation		(3,199)	(2,362)
Total		$4,070	$2,506

Depreciation expense was $1,032,000, $799,000 and $860,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

5.	OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	As of December 31,
	2007	2006

Capitalized debt issuance costs, net of accumulated amortization of $43 and $5	$140	$133
Restricted investments	829	721
Deposits	205	114
Total	$1,174	$968

Capitalized debt issuance costs relating to the previous credit agreements in the amount of $1,031,000 and $287,000 were written off to interest expense as a result of new credit agreements in November 2006 and December 2005, respectively. Amortization for the next four years will be approximately $36,000 annually (see Note 7).

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value.

6.	INTANGIBLE ASSETS

Intangible assets consist of the following as of December 31, 2007 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	2,417	6,282
Distributor relationships	23,701	4,937	18,764
Total	$61,900	$7,354	$54,546

Intangible assets consist of the following as of December 31, 2006 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	1,836	6,863
Distributor relationships	23,701	3,753	19,948
Total	$61,900	$5,589	$56,311

Amortization expense was $1,765,000, for each of the three years ended December 31, 2007. Amortization of intangible assets for the next five years will be approximately $1,765,000 per year.

7.	LONG-TERM DEBT

On November 14, 2006, Physicians entered into a new credit agreement with a bank replacing the previous credit arrangement. The new credit agreement will terminate in 2011 and provides for $15,000,000 of term loans and for borrowings of up to $20,000,000 under a revolving loan agreement. Amounts outstanding under the term loan and revolving loan bear interest at a London InterBank Offered Rate (“LIBOR”) Adjusted Rate, or a Base Rate, plus 2.0% or 0.5%, respectively. The revolving loan agreement also provides for a commitment fee of one-quarter of 1.0% on any unused commitment. Borrowings under the credit agreement are secured by substantially all of the assets of the Company and are subject to various financial and nonfinancial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio, a minimum tangible net worth requirement and a limitation on capital expenditures of $3,000,000 per fiscal year. As of December 31, 2007, the Company was in compliance with such covenants. Physicians is prohibited from declaring or paying dividends under the terms of the new credit agreement subject to exceptions for certain expenses. As of December 31, 2007, Holdings held no assets aside from its investment in Physicians. Amounts outstanding under the term loans are due in quarterly payments, starting at $375,000 and increasing to $1,125,000 through September 30, 2011. The interest rate on the term loan was 7.20% and 8.75% at December 31, 2007 and 2006, respectively.

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

Amounts outstanding under the long-term debt arrangements are as follows (dollars in thousands):

	As of December 31,
	2007	2006

Term loans	$13,500	$15,000
Current portion of long-term debt	(3,000)	(2,063)
	$10,500	$12,937

At December 31, 2007 and 2006, there was $10,168,000 and $7,522,000, respectively, outstanding under the revolving loan agreement at interest rates of 7.50% and 7.37%, respectively. As of December 31, 2007, there was $9,832,000 available under the revolving loan agreement. The revolving loan agreement, which expires in November 2011, contains a lock-box feature, whereby remittances made by customers to the lock-box repay the outstanding obligation under the revolving loan arrangement. As such, in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, the Company has classified the above outstanding amounts under the revolving loan agreement as a current liability in the accompanying consolidated balance sheets. There were no outstanding letters of credit at any of the balance sheet dates.

Costs of $183,000 at December 31, 2007 associated with obtaining the new credit agreement above have been capitalized and are included in other assets in the accompanying consolidated balance sheets. These costs are being amortized over the life of the related debt obligations as an additional component of interest expense.

The Company entered into an interest rate collar agreement during 2004. This agreement had an original notional amount of $10,000,000 and was terminated on January 25, 2006. The agreement established a floor interest rate of 1.4% and a cap interest rate of 7.0%. During the years ended December 31, 2006 and 2005, this agreement did not have an impact on the Company’s interest expense.

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

Principal payments under the long-term debt arrangements as of December 31, 2007 are as follows (dollars in thousands):

Years Ending December 31

2008	$3,000
2009	3,188
2010	3,937
2011	3,375
$13,500

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases— The Company has long-term noncancelable operating leases for its facilities expiring through December 2010 and operating leases, primarily for various pieces of equipment, expiring through December 2012. Certain of the leases contain free rent periods and rent escalation clauses. The Company records rent expense on a straight-line basis. Total rent expense for all facilities and equipment was $1.6 million, $1.1 million and $907,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Future minimum commitments under these operating leases as of December 31, 2007 are as follows (dollars in thousands):

Years Ending December 31

2008	$1,529
2009	1,467
2010	1,373
2011	20
2012	2
$4,391

Litigation— The Company has been named in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s consolidated financial statements.

Environmental— The shallow soils and groundwater below the Company’s City of Industry facility were contaminated by the former operator of the property. The former operator performed onsite cleanup and the Company anticipates that it will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, the Company believes the cost, which the Company is not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to the Company in the past, and that the Company believes remain financially able to do so.

The facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. The Company, along with many others, was named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). The Company entered into a settlement with another PRP at the site, pursuant to which, in return for a payment the Company has already made and that was fully indemnified and paid by a second company, the other PRP indemnified the Company against most claims for PVOU contamination. The Company expects to enter into a consent decree with EPA and the other PRP that will resolve its liability for the cleanup of regional groundwater contamination without any payment by the Company to EPA. Depending on the scope and duration of the cleanup, the Company may be required to make further payments to the other PRP for regional groundwater remediation costs. The Company estimates the amount of any such additional payments would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. The Company expects any such additional payments by the Company to be covered by indemnities given to the Company by other companies. Those companies may contest their indemnity obligation for these payments. The Company believes the companies are financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims.

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

Series A preferred stock is non-voting, accumulates dividends at a compound rate of 8% per annum and had a priority above common stockholders in redemptions and dividends. Series A preferred stock is not subject to any required redemption and is not redeemable at the option of the holder.

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

The Company had a subcontracting and management services agreement with entities controlled by one of its minority stockholders. Sales to related parties under the subcontracting agreement totaled $0, $5,000 and $983,000 for the years ended December 31, 2007, 2006 and 2005, respectively. The subcontracting agreement expired in November 2006. No amounts were due from related parties at December 31, 2007 and 2006.

Expenses under a management service agreement, which expired in 2005, totaled $83,000 for the year ended December 31, 2005. There were no outstanding amounts due to related parties as of December 31, 2007 and 2006.

The Company entered into a settlement agreement with Pierre Fabre Dermo-Cosmetique, S.A. (“PFDC”), which was the previous ultimate parent company of Physicians, with respect to certain indemnification claims the Company asserted against PFDC under the terms of a purchase agreement. Pursuant to the settlement agreement, the Company received $100,000 in July 2006 and agreed to set off certain claims against the indemnification deductible threshold, as established in the purchase agreement.

11.	EMPLOYEE BENEFITS

The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for employee contributions as well as employer matching contributions and is available to eligible participants, as defined in the plan agreement. Participant contributions are matched at 100% of each dollar contributed by the participant up to 5% of a participant’s eligible salary. Matching contributions vest immediately. Matching contributions are included in selling, general and administrative expenses in the accompanying consolidated statements of income and totaled $315,000, $272,000 and $259,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company’s Deferred Compensation Plans provide certain employees the option to defer a portion of their compensation. Investments have been purchased that may be used to fund the Deferred Compensation Plans and are included in other assets in the accompanying consolidated balance sheets.

12.	INCOME TAXES

The components of the provision for income taxes for the years ended December 31, 2007, 2006 and 2005, are as follows (dollars in thousands):

	2007	2006	2005

Current:
Federal	$7,060	$2,171	$5,315
State	1,791	497	1,339
Total current	8,851	2,668	6,654
Deferred:
Federal	(2,442)	(1,856)	(1,406)
State	(578)	(741)	(319)
Total deferred	(3,020)	(2,597)	(1,725)
Total provision for income taxes	$5,831	$71	$4,929

The major components of the deferred income tax assets and liabilities at December 31, 2007 and 2006, are as follows (dollars in thousands):

	2007	2006

Sales returns reserve	$4,247	$3,857
Stock options	1,829	1,840
Inventories	1,641	585
Accrued expenses	925	528
Other	872	472
Deferred income tax assets	9,514	7,282

Trade names	(11,935)	(12,051)
Distributor relationships	(7,665)	(8,149)
Patents	(2,592)	(2,816)
Purchase accounting property and equipment adjustments	(290)	(266)
Depreciation and amortization	(184)	(184)
Other	(305)	(295)
Deferred income tax liabilities	(22,971)	(23,761)
Total	$(13,457)	$(16,479)

The major elements contributing to the difference between the federal statutory rate and the effective tax rate for the years ended December 31, 2007, 2006 and 2005, are as follows:

	2007	2006	2005

Statutory rate	35.0%	35.0%	34.0%
State income taxes-less effects of federal deduction	5.4	(23.5)	5.3
Tax benefit deficiencies on stock options exercised	2.0	-	-
Charitable contributions	(1.7)	-	-
Extra-territorial income exclusions	-	(19.9)	(0.9)
Research and development credits	(1.1)	(35.1)	-
True-up of prior year permanent items	(0.6)	(13.4)	-
Impact of change in the deferred carrying rate	-	63.9	-
Other	1.0	3.5	0.3
Effective tax rate	40.0%	10.5%	38.7%

    The Company is subject to U.S. Federal income tax examinations for the 2004 through 2006 tax years, and is subject to state and local income tax examinations for the 2003 through 2006 tax years.

13.	EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

In connection with the Company’s initial public offering, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of December 31, 2007, a total of 831,861 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. On February 6, 2007, the Company granted 300,000 stock options to certain employees and on August 30, 2007 and November 30, 2007, the Company granted 25,000 stock options to newly elected directors under the 2006 Plan. On January 30, 2008, the Company granted 317,000 stock options under the 2006 Plan to certain employees of the Company.

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

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
		Weighted-Average Exercise Price	Aggregate Intrinsic Value		Weighted-Average Exercise Price	Aggregate Intrinsic Value

Options outstanding—January 1, 2005	854,666	$0.10		713,334	$0.10
Options granted in January 2005	37,000	0.25		-	-
Options exercised	(28,000)	0.10	$26,000	-	-
Options outstanding—December 31, 2005	863,666	0.11		713,334	0.10
Options forfeited	(4,000)	0.25		-	-
Options exercised	(370,166)	0.10	$1,444,000	(296,140)	0.10	$5,005,000
Options converted from Performance-Vesting to Time-Vesting Options	162,553	0.10		(162,553)	0.10
Options outstanding—December 31, 2006	652,053	0.11		254,641	0.10
Options granted	350,000	19.35		-	-
Options forfeited	(5,000)	20.75		-	-
Options exercised	(134,711)	0.10	$2,014,000	(117,960)	0.10	$1,061,000
Options outstanding—December 31, 2007	862,342	$7.80	$3,521,000	136,681	$0.10	$1,610,000
Vested and expected to vest—December 31, 2007	862,342	$7.80	$3,521,000	136,681	$0.10	$1,610,000

The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted during 2007 and the options modified during 2006 utilizing the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	4.8%	4.3%
Expected volatility	51.8%	52.5%
Dividend rate	None	None
Life in years	5.1	2.2

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate is based on companies of similar growth and maturity and a peer group in the industry in which the Company does business. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. In 2007, the expected life of our stock options represents management’s best estimate based upon historical and expected trends in the Company's stock option activity. In 2006, the expected life of our stock options represents the average between the vesting and contractual term, pursuant to SEC Staff Accounting Bulletin No. 107.

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

January 1, 2005	215,917	$22,000				-	$-
Vesting during year	206,667	21,000				-	-
Options exercised	(28,000)	(3,000)				-	-
December 31, 2005	394,584	40,000				-	-
Vesting during year	221,690	22,000				550,781	55,000
Options exercised	(370,166)	(37,000)				(296,140)	(30,000)
December 31, 2006	246,108	25,000				254,641	25,000
Vesting during period	364,695	1,393,000				-	-
Options exercised	(134,711)	(14,000)				(117,960)	(11,000)
Options forfeited	(520)	(11,000)				-	-
December 31, 2007	475,572	$1,393,000	$ 2.93	7.3 years	$ 4,256,000	136,681	$14,000	$0.10	5.8 years	$ 1,610,000

As of December 31, 2007, the options outstanding under the 2006 Plan and 2003 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.1 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-Average Grant Date Fair Value
January 1, 2007	405,945	$6.56
Vested	(364,695)	5.68
Granted	350,000	9.83
Forfeited	(4,480)	10.54
December 31, 2007	386,770	$10.24

The total fair value of options that vested year ended December 31, 2007, 2006, and 2005 was $2,072,000, $9,451,000, and $21,000, respectively.

As of December 31, 2007, total unrecognized estimated compensation cost related to non-vested stock options was approximately $3,870,000, which is expected to be recognized over a weighted-average period of approximately 2.5 years. The Company recorded cash received from the exercise of stock options of $26,000 during the year ended December 31, 2007. Upon option exercise, the Company issues new shares of stock.

The Company incurred $2,471,000, $9,155,000 and $0 of pre-tax non-cash share-based compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively. A non-cash share-based compensation cost of $396,000 was a component of cost of sales and $2,075,000 was a component of selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2007. A non-cash share-based compensation cost of $9,155,000 was a component of selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended December 31, 2006, which resulted from the amendment of certain stock options in connection with the initial public offering. The tax benefit recognized of $1.1 million and $4.0 million was recorded for the years ended December 31, 2007 and 2006, respectively. The Company capitalized non-cash share-based compensation expense of $86,000 and $333,000 in inventory for the year ended December 31, 2007 and 2006, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. SFAS No. 123R requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows. Under SFAS No. 123R, the Company has classified excess tax benefits of $79,000 and $58,000 for the year ended December 31, 2007 and 2006, respectively, as financing cash inflows.

The stock options exercised during the year ended December 31, 2007 resulted in a reduction in a deferred income tax asset because the share-based compensation cost previously recognized by the Company was greater than the deduction allowed for income tax purposes based on the price of the stock on the date of exercise. This reduction in the deferred income tax asset was in excess of the Company's additional paid-in capital pool by $342,000. Therefore, there was an increase in the Company's effective income tax rate for the year ended December 31, 2007.

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations:

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$35,723	$22,102	$19,807	$33,889
Gross profit	20,621	12,182	9,722	18,713
Net income (loss)	4,302	(523)	102	4,868
Net income (loss) per common share:
Basic	0.31	(0.04)	0.01	0.35
Diluted	0.30	(0.04)	0.01	0.33

    Significant 2007 Fourth Quarter Event— In the fourth quarter of 2007, the Company recorded a total inventory valuation allowance of $1,581,000 relating to certain excess and obsolete inventory.

	Year Ended December 31, 2006
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$27,689	$23,083	$18,093	$26,540
Gross profit	15,650	13,742	9,644	14,426
Net income (loss)	2,415	1,626	223	(3,658)
Net income (loss) per common share:
Basic	0.23	0.16	0.02	(0.29)
Diluted	0.21	0.14	0.02	(0.29)

    Significant 2006 Fourth Quarter Event— In the fourth quarter of 2006, the Company recorded a $9,155,000 pre-tax non-cash share-based compensation charge related to the modification of certain stock option in connection with the initial public offering. See Note 13 for further details.

15.	GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States. Net sales to unaffiliated customers by geographic region are as follows (dollars in thousands):

	Year Ended December 31,
Customer	2007	2006	2005

United States	$101,127	$89,236	$73,400
Canada	9,852	5,819	4,218
Other	542	350	1,088
	$111,521	$95,405	$78,706

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 10, 2008.

PHYSICIANS FORMULA HOLDINGS, INC.

/s/ INGRID JACKEL
By:	Ingrid Jackel
Its:	Chief Executive Officer

According to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 10, 2008.

Signatures	Capacity

/s/ INGRID JACKEL	Chief Executive Officer (principal executive officer) and Director
Ingrid Jackel

/s/ JOSEPH J. JAEGER	Chief Financial Officer (principal financial and accounting officer)
Joseph J. Jaeger

/s/ JEFF ROGERS	President and Director
Jeff Rogers

/s/ SONYA BROWN	Director
Sonya Brown

/s/ ZVI EIREF	Director
Zvi Eiref

Director
Jeff M. Berry

/s/ CLAUDE M. GROS	Director
Claude M. Gros

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	Amended and Restated By-laws of the Registrant. (2)
4.1	Specimen Common Stock Certificate. (1)
10.1	Credit Agreement, dated as of November 14, 2006, among Physicians Formula, Inc., the lenders party thereto and Union Bank of California, N.A., as administrative agent. (2)
10.2	Stock Purchase Agreement, dated as of November 3, 2003, by and among the Registrant and the investors on the signature pages thereto. (1)
10.3	Confidentiality Agreement, dated as of November 3, 2003, by and between the Registrant and Claude Gros. (1)
10.4*	Employment Agreement, dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.5*	Employment Agreement, dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.6*	Employment Agreement, dated as of March 8, 2004, by and between the Registrant and Joseph J. Jaeger. (1)
10.7*	2003 Stock Option Plan. (1)
10.8*	2006 Equity Incentive Plan. (1)
10.9*	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.10*	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.11*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Ingrid Jackel. (2)
10.12*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Jeff Rogers. (2)
10.13*	Stock Option Agreement (Time Vesting), dated as of March 8, 2004, by and between the Registrant and Joseph J. Jaeger. (1)

E-1

10.14*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Joseph J. Jaeger. (2)
10.15*	Amended Bonus Potential Letter by Physicians Formula, Inc. in favor of Joseph J. Jaeger. (2)
10.16*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Ingrid Jackel. (1)
10.17*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Jeff Rogers. (1)
10.18*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of March 8, 2004, by and between Physicians Formula, Inc. and Joseph J. Jaeger. (1)
10.19*	Executive Stock Purchase Agreement, dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.20*	Executive Stock Purchase Agreement, dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.21	Letter Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Pierre Fabre Dermo-Cosmetique. (1)
10.22*	2005 Nonqualified Deferred Compensation Plan, effective as of January 1, 2005. (1)
10.23*	Nonqualified Deferred Compensation Plan, effective as of December 1, 1999. (1)
10.24	Settlement Agreement, dated as of June 7, 2006, among Physicians Formula, Inc., the registrant and Pierre Fabre Dermo-Cosmetique, S.A. (1)
10.25*	Form of director indemnification agreement. (1)
10.26*	Form of option award agreement for awards under 2006 Equity Incentive Plan. (1)
10.27*	Form of restricted stock agreement for awards under 2006 Equity Incentive Plan. (1)
10.28*	Form of non-qualified option award agreement for Ingrid Jackel, Jeff Rogers and Joseph J. Jaeger under 2006 Equity Incentive Plan (4)
10.29*	2007 Bonus Plan. (3)
21.1	Subsidiaries of the Registrant. (5)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Joseph J. Jaeger, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-136913) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 10-Q for the period ended September 30, 2006 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K filed on March 12, 2007 and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Form 10-K for the year ended December 31, 2006 and incorporated herein by reference.
(5)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-141678) and incorporated herein by reference.
*	Indicates management contract or compensatory plan or arrangement.

E-2