Form 10-Q
period 2008-03-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2008-05-06
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of May 2, 2008, was 14,096,227.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	March 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3	$-
Accounts receivable, net of allowance for bad debts of $454 and $436	36,311	33,421
Inventories	27,856	31,648
Prepaid expenses and other current assets	1,834	1,781
Deferred income taxes	6,206	7,364
Total current assets	72,210	74,214
PROPERTY AND EQUIPMENT—Net	4,032	4,070
OTHER ASSETS—Net	1,136	1,174
INTANGIBLE ASSETS—Net	54,105	54,546
GOODWILL	17,463	17,463
TOTAL	$148,946	$151,467

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,176	$13,043
Accrued expenses	1,585	2,134
Trade allowances	7,041	5,001
Sales returns reserve	9,363	10,396
Income taxes payable	2,669	3,125
Line of credit borrowings	7,512	10,168
Current portion of long-term debt	2,625	3,000
Total current liabilities	39,971	46,867

DEFERRED COMPENSATION	804	829
DEFERRED INCOME TAXES	20,333	20,821
LONG-TERM DEBT	9,750	10,500

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Series A preferred stock, $.01 par value—10,000,000 shares authorized, no shares issued and outstanding at March 31, 2008 and December 31, 2007	-	-
Common stock, $.01 par value—50,000,000 shares authorized, 14,096,227 and 14,095,727 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	141	141
Additional paid-in capital	59,792	59,173
Retained earnings	18,155	13,136
Total stockholders' equity	78,088	72,450
TOTAL	$148,946	$151,467

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

NET SALES	$42,661	$35,723
COST OF SALES	18,946	15,102
GROSS PROFIT	23,715	20,621
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	14,876	13,110
INCOME FROM OPERATIONS	8,839	7,511
INTEREST EXPENSE-NET	358	404
OTHER EXPENSE (INCOME)	87	(5)
INCOME BEFORE INCOME TAXES	8,394	7,112
PROVISION FOR INCOME TAXES	3,375	2,810
NET INCOME	$5,019	$4,302

NET INCOME PER COMMON SHARE:
Basic	$0.36	$0.31
Diluted	$0.34	$0.30

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,095,834	13,866,389
Diluted	14,579,437	14,537,147

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,019	$4,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	712	669
Exchange rate loss	317	-
Deferred income taxes	670	(1,313)
Provision for bad debts	18	15
Amortization of debt issuance costs	9	8
Recognition of stock-based compensation	591	452
Tax benefit on exercise of stock options	(2)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,226)	(2,370)
Inventories	3,819	2,275
Prepaid expenses and other current assets	(53)	174
Other assets	5	(88)
Accounts payable	(3,792)	(2,449)
Accrued expenses, trade allowances and sales returns reserve	459	932
Income taxes payable	(456)	3,278
Net cash provided by operating activities	4,090	5,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(308)	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydowns of term loans	(1,125)	(375)
Net paydowns under line of credit	(2,656)	(5,260)
Debt issuance costs	-	(13)
Tax benefit on exercise of stock options	2	8
Net cash used in financing activities	(3,779)	(5,640)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3	(5)
CASH AND CASH EQUIVALENTS—Beginning of period	-	26
CASH AND CASH EQUIVALENTS—End of period	$3	$21

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest, net of amounts capitalized	$436	$402
Income taxes	$3,161	$846

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES - The Company had accounts payable of $62 and $247 outstanding relating to purchases of property and equipment as of March 31, 2008 and 2007, respectively.

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physicians Formula Holdings, Inc., a Delaware corporation (the ‘‘Company’’, ‘‘we’’ or ‘‘our’’), and its wholly owned subsidiary, Physicians Formula, Inc. (‘‘Physicians’’), a New York corporation, and its wholly owned subsidiaries, Physicians Formula Cosmetics, Inc., a Delaware corporation, and Physicians Formula DRTV, LLC, a Delaware limited liability company.

The Company develops, markets, manufactures and distributes innovative, premium-priced products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Kroger.

The accompanying condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of income for the three months ended March 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2008, its results of operations for the three months ended March 31, 2008 and 2007, and its cash flows for the three months ended March 31, 2008 and 2007. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2008. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date.

These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.  NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 became effective for the Company on January 1, 2008 and will be applied on a prospective basis. In February 2008, the FASB issued FASB Staff Position No. 157-2, which defers the effective date of SFAS No. 157 by a year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 on January 1, 2008, except as they relate to non-financial assets and liabilities, which would be adopted on January 1, 2009, as allowed under SFAS No. 157. The adoption did not have an impact on the condensed consolidated financial statements. The Company has not yet determined the impact, if any, on our condensed consolidated financial statements for non-financial assets and liabilities.

    In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for the Company on January 1, 2008. The Company adopted SFAS No. 159 and there was no impact on the condensed consolidated financial statements.

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

	Three Months Ended March 31,
	2008	2007

Weighted-average number of common shares—basic	14,095,834	13,866,389
Effect of dilutive employee stock options	483,603	670,758
Weighted-average number of common shares—diluted	14,579,437	14,537,147

    Stock options for the purchase of 662,000 and 300,000 shares of common stock were excluded from the above calculation during the three months ended March 31, 2008 and 2007, respectively, as the effect of those options was anti-dilutive.

4.  INVENTORIES

Inventories consist of the following (dollars in thousands):

	March 31,	December 31,
	2008	2007

Raw materials and components	$14,642	$17,307
Finished goods	13,214	14,341
Total	$27,856	$31,648

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (dollars in thousands):

		March 31,	December 31,
	Useful Lives	2008	2007

Tooling	3 to 5 years	$509	$479
Leasehold improvements	Lesser of term of lease to 5 years	1,062	1,054
Machinery and equipment	3 to 8 years	2,528	2,493
Furniture and fixtures	5 to 8 years	334	330
Computer equipment	3 years	1,927	1,840
Construction in progress		1,141	1,073
Total property and equipment		7,501	7,269
Accumulated depreciation		(3,469)	(3,199)
Total		$4,032	$4,070

Depreciation expense was $271,000 and $229,000 for the three months ended March 31, 2008 and 2007, respectively.

Capitalized interest is recorded on construction-in-progress using the average interest rate over the construction period during the three months ended March 31, 2008.  Interest of $17,000 was capitalized for the three months ended March 31, 2008.  Capitalized interest for the three months ended March 31, 2007 was not significant.

6.  INTANGIBLE ASSETS

Intangible assets consist of the following as of March 31, 2008 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	2,561	6,138
Distributor relationships	23,701	5,234	18,467
Total	$61,900	$7,795	$54,105

Intangible assets consist of the following as of December 31, 2007 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	2,417	6,282
Distributor relationships	23,701	4,937	18,764
Total	$61,900	$7,354	$54,546

Amortization expense was $441,000 in each of the three month periods ended March 31, 2008 and 2007. Amortization of intangible assets for the remainder of 2008 will be approximately $1,324,000 and will be approximately $1,765,000 in each of the next five years.

7.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of March 31, 2008, a total of 796,775 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. On January 30, 2008, the Company granted 317,000 stock options to certain employees under the 2006 Plan.

2003 Stock Option Plan

In November 2003, the Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”) and reserved a total of 2,500,000 shares for grants under the 2003 Plan. The 2003 Plan provides for the issuance of stock options for common stock to executives and other key employees. The options generally have a 10-year life and vest over a period of time ranging from 24 months to 48 months. Options granted under the 2003 Plan were originally granted as time-vesting options and performance-vesting options. The original time-vesting options vest in equal annual installments over a four-year period. In connection with the initial public offering, the 713,334 performance-vesting options were amended to accelerate the vesting of 550,781 of such options, and 296,140 of these options were exercised. The remaining 162,553 performance-vesting options were converted to time-vesting options that vest in equal monthly installments over a two-year period. Options are granted with exercise prices not less than the fair value at the date of grant, as determined by the Board of Directors, which subsequent to the Company's initial public offering is the closing price on the grant date.

The equity incentive and stock option plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
		Weighted-Average Exercise Price	Aggregate Intrinsic Value		Weighted-Average Exercise Price	Aggregate Intrinsic Value

Options outstanding—January 1, 2008	862,342	$7.80		136,681	$0.10
Options granted	317,000	9.54		-	-
Options exercised	(500)	0.25	$4,000	-	-
Options outstanding—March 31, 2008	1,178,842	$8.27	$766,000	136,681	$0.10	$1,206,000
Vested and expected to vest-March 31, 2008	1,178,842	$8.27	$766,000	136,681	$0.10	$1,206,000

The fair value of options granted during the three months ended March 31, 2008 and 2007 totaled $1.6 million and $3.2 million, respectively. The Company utilized the Black-Scholes option valuation model to calculate the fair value of these options using the following assumptions:

	Three Months Ended March 31,
	2008	2007

Risk-free interest rate	3.3%	4.9%
Volatility	50.7%	52.2%
Dividend rate	None	None
Life in years	6.5	5.0

The risk-free interest rate is based-upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate is based on companies of similar growth and maturity and our peer group in the industry in which the Company does business. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. The expected life of the Company's stock options represents management’s best estimate based upon historical and expected trends in the Company's stock option activity.

The vesting activity for the equity incentive and stock option plans is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

January 1, 2008	475,572	$ 1,393,000				136,681	$ 14,000
Vesting during period	89,061	616,000				-	-
Options exercised	(500)	-				-	-
March 31, 2008	564,133	$ 2,009,000	$ 3.56	7.8 years	$3,024,000	136,681	$ 14,000	$ 0.10	5.6 years	$ 1,206,000

As of March 31, 2008, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.6 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-Average Grant Date Fair Value
January 1, 2008	386,770	$10.24
Vested	(89,061)	7.35
Granted	317,000	5.13
March 31, 2008	614,709	$8.02

The total fair value of options that vested during the three months ended March 31, 2008 and 2007 was $655,000 and $413,000, respectively.

As of March 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options was approximately $4.9 million, which is expected to be recognized over a weighted-average period of approximately 2.8 years. The Company recorded cash received from the exercise of stock options of $125 during the three months ended March 31, 2008. Upon option exercise, the Company issues new shares of stock.

The Company incurred $614,000 and $768,000 of pre-tax non-cash share-based compensation expense for the three months ended March 31, 2008 and 2007, respectively.  Non-cash share-based compensation cost of $23,000 was a component of cost of sales and $591,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the three months ended March 31, 2008. Non-cash share-based compensation cost of $333,000 was a component of cost of sales and $435,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the three months ended March 31, 2007. The tax benefit recognized of $270,000 and $338,000 was recorded for the three months ended March 31, 2008 and 2007, respectively.  The Company capitalized non-cash share-based compensation expense of $28,000 and $18,000 in inventory for the three months ended March 31, 2008 and 2007, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded and the cash flows resulting from such excess tax benefits are classified as financing cash flows.

8.  COMMITMENTS AND CONTINGENCIES

Litigation—The Company is involved in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s condensed consolidated financial statements.

Environmental—The shallow soils and groundwater below the Company's City of Industry facilities were contaminated by the former operator of the property. The former operator performed onsite cleanup and the Company anticipates that it will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, the Company believes the cost, which the Company is not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to the Company in the past, and that the Company believes remain financially able to do so.

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

The Company is also one of approximately 25 parties considered potentially liable by a regional water authority for alleged contamination of two of that water authority’s wells. The Company is fully indemnified for this liability under a past settlement with a private company. The indemnity is not materially limited and the Company does not believe it would be contested. The Company believes that the indemnifying private company is financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims for alleged contamination of the area’s potable water supply.

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

9.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States. Net sales to external customers by geographic region are as follows (dollars in thousands):

	Three Months Ended March 31,
Customer	2008	2007

United States	$35,437	$31,131
Canada	7,072	4,467
Other	152	125
	$42,661	$35,723

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

We sell our products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Kroger. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 27,000 of the 49,000 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products, which are primarily introduced during the first and fourth quarters, are a very important part of our business and have contributed, on average, approximately 45.2% of our net sales for the last three years.

Overview of U.S. Market Share Data

    Based on retail sales data provided by ACNielsen, our approximate share of the masstige market, as we define it, was 8.0% for the 52 weeks ended March 22, 2008, or a gain of 10% when compared to 7.3% for the same period in the prior year. We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oreal, Max Factor, Neutrogena, Revlon and Vital Radiance. AC Nielsen is an independent research entity and its data does not include Wal-Mart and Canada.

Seasonality

    Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. For example, our net sales for the three months ended March 31, 2008 and the three months ended December 31, 2007 were higher than our net sales for the second and third quarters of 2007, as a result of this seasonality. Our quarterly results of operations may also fluctuate as a result of a variety of other reasons including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, inventory valuation, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended March 31, 2008.

Results of Operations

The following table sets forth our condensed consolidated statements of income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

	(dollars in thousands, except per share data)
Statement of Income Data:
Net sales	$42,661	$35,723
Cost of sales	18,946	15,102
Gross profit	23,715	20,621
Selling, general and administrative expenses	14,876	13,110
Income from operations	8,839	7,511
Interest expense-net	358	404
Other expense (income)	87	(5)
Income before income taxes	8,394	7,112
Provision for income taxes	3,375	2,810
Net income	$5,019	$4,302
Net income per common share:
Basic	$0.36	$0.31
Diluted	$0.34	$0.30
Weighted-average common shares outstanding:
Basic	14,095,834	13,866,389
Diluted	14,579,437	14,537,147

The following is a discussion of our results of operations for the three months ended March 31, 2008 and 2007.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Sales.  Net sales increased $7.0 million, or 19.6%, to $42.7 million for the three months ended March 31, 2008, from $35.7 million for the three months ended March 31, 2007.  The increase was primarily attributable to growth in sales of our face makeup products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Unit sales for our face makeup increased by 0.7 million units, or 12.3%, to 6.4 million units for the three months ended March 31, 2008 from 5.7 million units for the same period a year ago. New products, which are primarily introduced during the first and fourth quarters, represented 48% of our net sales for the three months ended March 31, 2008, 3% higher than the same period a year ago, when new products contributed 45% of net sales. Partially offsetting our net sales growth for the three months ended March 31, 2008 was a decrease in sales of our eye makeup products and an increase in trade spending with retailers.  Unit sales for our eye makeup decreased by 0.8 million units, or 33.3%, to 1.6 million units for the three months ended March 31, 2008 from 2.4 million units for the same period a year ago. Trade spending with retailers increased by $1.0 million, which includes an increase in cooperative advertising expense of $2.0 million offset by a decrease in our provision for returns of $0.5 million and a decrease in our provision for coupon expense of $0.5 million.  The variance is primarily due to management's strategic decision to increase trade spending with retailers for in-store advertising and promotions to increase consumer retail sales. During the three months ended March 31, 2008, our results included net sales of $7.2 million from our international customers, compared to $4.6 million for the three months ended March 31, 2007.

Cost of Sales.  Cost of sales increased $3.9 million, or 25.8%, to $19.0 million for the three months ended March 31, 2008, from $15.1 million for the three months ended March 31, 2007. The increase in cost of sales resulted primarily from an increase in product cost of $4.0 million due to an increase in face makeup units sold for the three months ended March 31, 2008. Cost of sales as a percentage of net sales was 44.4% of net sales for the three months ended March 31, 2008, compared to 42.3% for the three months ended March 31, 2007. The increase in cost of sales, as a percentage of net sales, was primarily due to an increase in product costs and trade spending with retailers of $1.0 million for the three months ended March 31, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.8 million, or 13.7%, to $14.9 million for the three months ended March 31, 2008, from $13.1 million for the three months ended March 31, 2007. The increase was primarily due to a $0.7 million increase in marketing spending, a $0.4 million increase in distribution costs related to our growth, a $0.3 million increase in realized and unrealized foreign currency exchange loss, a $0.2 million increase in expense for stock option awards and a $0.1 million increase in freight and warehouse costs.

Interest Expense-Net.  Interest expense remained relatively consistent at $0.4 million for the three months ended March 31, 2008 and 2007. The slight decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility and the associated interest rate.

Other Expense (Income).  Other expense for the three months ended March 31, 2008 was $87,000 compared to other income of $5,000 for the three months ended March 31, 2007. Other expense for the three months ended March 31, 2008 and other income for the three months ended March 31, 2007 were attributable to realized and unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

Provision for Income Taxes.  The provision for income taxes represents Federal, state and local income taxes.  For the three months ended March 31, 2008, income tax expense was $3.4 million, representing an effective income tax rate of 40.2%, compared to income tax expense of $2.8 million for the three months ended March 31, 2007, representing an effective tax rate of 39.5%. The effective rates differed from the statutory rates due to the effect of varying state and local taxes and certain permanent items such as research and development credits.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2008, we had $3,000 in cash and cash equivalents compared to no cash and cash equivalents as of December 31, 2007. The low level of cash reflects the use of cash to pay increased income taxes related to growth in pre-tax income and to pay down the revolving credit facility on a regular basis. As of March 31, 2008, we had $12.5 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable and inventories, reduced by accounts payable and accrued expenses.

Operating activities.  Cash provided by operating activities decreased by $1.8 million, or 30.5%, to $4.1 million for the three months ended March 31, 2008, from $5.9 million for the three months ended March 31, 2007. The net decrease in cash provided by operating activities resulted primarily from unfavorable changes in accounts receivable, accounts payable and income taxes payable. The net decrease in cash provided by operating activities was offset by favorable changes in inventory, accrued expenses and deferred income taxes.  Inventory decreased by $3.8 million when compared to prior year end due to increased sales. Our inventory turnover rate decreased to an annualized 1.8 times per year for the three months ended March 31, 2008, from an annualized 2.0 times per year for the three months ended March 31, 2007. Days sales outstanding increased by 2.7 days, to 51.2 days for the three months ended March 31, 2008 from 48.5 days for the three months ended March 31, 2007.

Investing activities.  Cash used in investing activities for the three months ended March 31, 2008 was $0.3 million, which was related to capital expenditures for the replacement of machinery and equipment, the automation of an assembly line to accommodate future growth and improvements to our warehouse distribution systems. Cash used in investing activities for the three months ended March 31, 2007 of $0.3 million was related to capital expenditures for the replacement and upgrade of machinery and equipment.

Financing activities.  Cash used in financing activities was $3.8 million for the three months ended March 31, 2008 compared to cash used in financing activities of $5.6 million for the three months ended March 31, 2007. The decrease in cash used in financing activities between periods primarily resulted from lower debt service related to our revolving credit facility.

Future Liquidity and Capital Needs.  The significant components of our working capital are accounts receivable and inventories, reduced by accounts payable, accrued expenses, line of credit borrowings and the current portion of our long-term debt. Net working capital requirements increased by $8.8 million, or approximately 37.6%, to $32.2 million for the three months ended March 31, 2008, from $23.4 million for the three months ended March 31, 2007. We anticipate that working capital will decrease during the second and third quarters and increase during the fourth quarter of 2008, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $1.7 million for 2008 for several key projects, including investment in our information technology infrastructure and improvements to our manufacturing and distribution equipment. Capital requirements related to manufacturing include a major project undertaken in 2007 to automate a product assembly line that is used to assemble products that represented approximately 36.9% of our total sales in 2007. We expect the aggregate capital requirements of this project to total $1.3 million, of which $1.1 million was incurred as of March 31, 2008. In addition to an estimated $0.2 million required to complete the assembly line project, we expect to need to make improvements to other manufacturing and distribution equipment at a cost of approximately $1.1 million, improvements to our leasehold facilities of approximately $0.2 million and improvements to our information technology infrastructure at a cost of approximately $0.2 million in 2008. We incurred $0.3 million of capital expenditures for the three months ended March 31, 2008. We believe that our cash flows from operations and funds from our revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

On November 14, 2006, we entered into a senior credit agreement with a bank that will terminate in 2011 and consists of a $15.0 million term loan facility and a revolving credit facility providing for borrowings of up to $20.0 million. At March 31, 2008, there was $7.5 million outstanding under the revolving credit facility at an interest rate of 5.75% and we had $12.5 million of availability under the revolving credit facility.  The availability under the revolving credit facility is reduced by outstanding letters of credit.

    Borrowings under the senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiary of Physicians Formula, Inc., are secured by liens on substantially all of the assets of Physicians Formula, Inc., including the assets of its subsidiaries. Amounts outstanding under the term loan facility totaled $12.4 million at March 31, 2008. There were no outstanding letters of credit as of March 31, 2008. The interest rate on the term loan was 5.75% at March 31, 2008. Payments under the term loan facility are due quarterly, increasing from initial quarterly payments of $375,000 to $562,500 as of December 31, 2007, $750,000 as of December 31, 2008, $937,500 as of December 31, 2009 and $1,125,000 as of December 31, 2010. Quarterly payments of $375,000 were made on January 1, 2007, April 2, 2007, July 16, 2007 and October 2, 2007 and quarterly payments of $562,500 were made on January 2, 2008 and March 31, 2008.

Amounts outstanding under the term loan facility and the revolving credit facility bear interest at a LIBOR Adjusted Rate (as defined in our senior credit agreement) plus 2.0% or at a Base Rate (as defined in our senior credit agreement) plus 0.5%. The revolving credit facility is also subject to a commitment fee of 0.25% on any unused commitments.

The senior credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum fixed charge coverage ratio; a minimum net worth requirement; and a limitation on capital expenditures (which may be no more than $3,000,000 per fiscal year). As of March 31, 2008, we were in compliance with these covenants.

The senior credit agreement contains certain additional negative covenants, including limitations on the ability of Physicians Formula, Inc., our operating subsidiary, to: incur other indebtedness and liens; fundamentally change in its business through a merger, consolidation, amalgamation or liquidation; sell assets; pay cash dividends or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with our affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; and change our line of business.

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

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007. Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

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

(b)  Interest Rate Risk.

We are exposed to interest rate risks primarily through borrowings under our revolving loan and term loan facilities. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our revolving loan and term loan facilities during the three months ended March 31, 2008, was $19.9 million and the weighted-average interest rate in effect at March 31, 2008, was 5.75%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $50,000 change to interest expense for the three months ended March 31, 2008.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Physicians Formula Holdings, Inc.
/s/ Ingrid Jackel
Date: May 5, 2008	By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ Joseph J. Jaeger
Date: May 5, 2008	By: Joseph J. Jaeger
Its: Chief Financial Officer (principal financial officer)