Form 10-Q
period 2008-06-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2008-08-11
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of August 8, 2008, was 14,096,227.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	June 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,499	$-
Accounts receivable, net of allowance for bad debts of $261 and $436	20,021	33,421
Inventories	29,501	31,648
Prepaid expenses and other current assets	1,899	1,781
Income tax receivables	899	-
Deferred income taxes—net	6,108	7,364
Total current assets	61,927	74,214
PROPERTY AND EQUIPMENT—Net	4,110	4,070
OTHER ASSETS—Net	1,113	1,174
INTANGIBLE ASSETS—Net	53,664	54,546
GOODWILL	17,463	17,463
TOTAL	$138,277	$151,467

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,563	$13,043
Accrued expenses	1,681	2,134
Trade allowances	6,620	5,001
Sales returns reserve	9,256	10,396
Current portion of long-term debt	2,813	3,000
Income taxes payable	-	3,125
Line of credit borrowings	-	10,168
Total current liabilities	31,933	46,867

DEFERRED COMPENSATION	794	829
DEFERRED INCOME TAXES—Net	19,790	20,821
LONG-TERM DEBT	9,000	10,500

COMMITMENTS AND CONTINGENCIES (NOTE 8)
STOCKHOLDERS' EQUITY:
Series A preferred stock, $.01 par value—10,000,000 shares authorized, no shares issued and outstanding at June 30, 2008 and December 31, 2007	-	-
Common stock, $.01 par value—50,000,000 shares authorized, 14,096,227 and 14,095,727 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	141	141
Additional paid-in capital	60,447	59,173
Retained earnings	16,172	13,136
Total stockholders' equity	76,760	72,450
TOTAL	$138,277	$151,467

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

NET SALES	$22,876	$22,102	$65,537	$57,825
COST OF SALES	12,320	9,920	31,265	25,023
GROSS PROFIT	10,556	12,182	34,272	32,802
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	13,625	12,458	28,502	25,567
(LOSS) INCOME FROM OPERATIONS	(3,069)	(276)	5,770	7,235
INTEREST EXPENSE-NET	225	312	583	716
OTHER EXPENSE (INCOME)	19	(49)	106	(54)
(LOSS) INCOME BEFORE INCOME TAXES	(3,313)	(539)	5,081	6,573
(BENEFIT) PROVISION FOR INCOME TAXES	(1,330)	(16)	2,045	2,794
NET (LOSS) INCOME	$(1,983)	$(523)	$3,036	$3,779

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.14)	$(0.04)	$0.22	$0.27
Diluted	$(0.14)	$(0.04)	$0.21	$0.26

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,096,227	13,927,055	14,096,015	13,896,890
Diluted	14,096,227	13,927,055	14,599,127	14,549,682

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,036	$3,779
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,441	1,364
Exchange rate loss	101	-
Deferred income taxes	225	(482)
Provision for bad debts	(175)	36
Amortization of debt issuance costs	18	19
Recognition of stock-based compensation	1,219	992
Tax benefit on exercise of options	(2)	-
Changes in operating assets and liabilities:
Accounts receivable	13,474	10,009
Inventories	2,202	(3,998)
Prepaid expenses and other current assets	(118)	490
Other assets	8	(93)
Accounts payable	(1,461)	(2,684)
Accrued expenses, trade allowances and sales returns reserve	27	(1,388)
Income taxes payable/receivable	(4,024)	(1,945)
Net cash provided by operating activities	15,971	6,099

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(619)	(679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydowns of term loans	(1,687)	(750)
Net paydowns under line of credit	(10,168)	(4,578)
Debt issuance costs	-	(45)
Exercise of stock options	2	8
Net cash used in financing activities	(11,853)	(5,365)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,499	55
CASH AND CASH EQUIVALENTS—Beginning of period	-	26
CASH AND CASH EQUIVALENTS—End of period	$3,499	$81

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest, net of amounts capitalized	$615	$716
Income taxes	$5,843	$5,221

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES - The Company had accounts payable of $120 and $23 outstanding as of June 30, 2008 and 2007, respectively, relating to purchases of property and equipment.

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physicians Formula Holdings, Inc., a Delaware corporation (the ‘‘Company,’’ ‘‘we’’ or ‘‘our’’), and its wholly owned subsidiary, Physicians Formula, Inc. (‘‘Physicians’’), a New York corporation, and its wholly owned subsidiaries, Physicians Formula Cosmetics, Inc., a Delaware corporation, and Physicians Formula DRTV, LLC, a Delaware limited liability company.

The Company develops, markets, manufactures and distributes innovative, premium-priced products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Kroger.

The accompanying condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘GAAP’’) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2008, its results of operations for the three and six months ended June 30, 2008 and 2007, and its cash flows for the six months ended June 30, 2008 and 2007. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2008. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date.

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

2.  NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 became effective for the Company on January 1, 2008 and will be applied on a prospective basis. In February 2008, the FASB issued FASB Staff Position No. 157-2, which defers the effective date of SFAS No. 157 by a year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 on January 1, 2008, except those provisions related to non-financial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS No. 157. The adoption did not have an impact on the condensed consolidated financial statements. The Company has not yet determined the impact, if any, on the condensed consolidated financial statements for non-financial assets and liabilities.

   In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 became effective for the Company on January 1, 2008. The Company adopted SFAS No. 159 and there was no impact on the condensed consolidated financial statements.

    In December 2007, the FASB issued FASB Statement No. 141(R) – Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) expands the definition of a business, thus increasing the number of transactions that will qualify as business combinations. SFAS No. 141(R) requires the acquirer to recognize 100 percent of an acquired business’ assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs will be expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, will be shown as revised in the future consolidated financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption of SFAS No. 141(R) is not expected to materially impact the Company’s consolidated financial position or results of operations directly when it becomes effective in 2009, as the only impact that SFAS No. 141(R) is expected to have relates to acquisition transactions subsequent to January 1, 2009 that are reflected in the consolidated financial statements.

    In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP 142-3 is effective for the Company at the beginning of fiscal year 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Adoption of FSP 142-3 is not expected to materially impact the Company’s consolidated financial position or results of operations directly when it becomes effective in 2009, as the only impact that FSP 142-3 is expected to have relates to intangible assets acquired subsequent to January 1, 2009 that are reflected in the consolidated financial statements.

    In May 2008, the FASB issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS No. 162 on the consolidated financial statements.

3.  NET (LOSS) INCOME PER SHARE

Basic net (loss) income per common share is computed as net (loss) income divided by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options, calculated using the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Weighted-average number of common shares—basic	14,096,227	13,927,055	14,096,015	13,896,890
Effect of dilutive employee stock options	-	-	503,112	652,792
Weighted-average number of common shares—diluted	14,096,227	13,927,055	14,599,127	14,549,682

    Stock options for the purchase of 1,315,523 and 1,122,695 shares of common stock were excluded from the above calculation during the three months ended June 30, 2008 and 2007, respectively, as the effect of those options was anti-dilutive. Stock options for the purchase of 662,000 and 300,000 shares of common stock were excluded from the above calculation during the six months ended June 30, 2008 and 2007, respectively, as the effect of those options was anti-dilutive.

4.  INVENTORIES

Inventories consisted of the following (dollars in thousands):

	June 30,	December 31,
	2008	2007

Raw materials and components	$13,737	$17,307
Finished goods	15,764	14,341
Total	$29,501	$31,648

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (dollars in thousands):

		June 30,	December 31,
	Useful Lives	2008	2007

Tooling	3 to 5 years	$509	$479
Leasehold improvements	Term of lease to 5 years	1,062	1,054
Machinery and equipment	3 to 8 years	2,602	2,493
Furniture and fixtures	5 to 8 years	334	330
Computer equipment	3 years	1,961	1,840
Construction in progress		1,400	1,073
Total property and equipment		7,868	7,269
Accumulated depreciation		(3,758)	(3,199)
Total		$4,110	$4,070

Depreciation expense was $288,000 and $253,000 for the three months ended June 30, 2008 and 2007, respectively. Depreciation expense was $559,000 and $482,000 for the six months ended June 30, 2008 and 2007, respectively.

Capitalized interest is recorded on construction-in-progress using the average interest rate over the construction period. Capitalized interest for the three and six months ended June 30, 2008 and 2007 was not significant. Additionally, the Company completed its annual impairment test of goodwill and indefinite-lived intangible assets as of June 30, 2008 and did not record any impairment charges as a result of this annual process.

6.  INTANGIBLE ASSETS

Intangible assets consisted of the following as of June 30, 2008 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	2,706	5,993
Distributor relationships	23,701	5,530	18,171
Total	$61,900	$8,236	$53,664

Intangible assets consisted of the following as of December 31, 2007 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	2,417	6,282
Distributor relationships	23,701	4,937	18,764
Total	$61,900	$7,354	$54,546

Amortization expense was $441,000 in each of the three month periods ended June 30, 2008 and 2007 and $882,000 in each of the six month periods ended June 30, 2008 and 2007. Amortization of intangible assets for the remainder of 2008 will be approximately $883,000 and will be approximately $1,765,000 in each of the next five years.

7.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of June 30, 2008, a total of 796,775 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. On January 30, 2008, the Company granted 317,000 stock options to certain employees under the 2006 Plan.  As of June 30, 2008, only grants of stock options to the Company's directors, officers and employees have been made under the 2006 Plan.

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

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
		Weighted-Average Exercise Price	Aggregate Intrinsic Value		Weighted-Average Exercise Price	Aggregate Intrinsic Value

Options outstanding—January 1, 2008	862,342	$7.80		136,681	$0.10
Options granted	317,000	9.54		-	-
Options exercised	(500)	0.25	$4,000	-	-
Options outstanding—June 30, 2008	1,178,842	$8.27	$1,273,000	136,681	$0.10	$1,264,000
Vested and expected to vest—June 30, 2008	1,178,842	$8.27	$1,273,000	136,681	$0.10	$1,264,000

The fair value of options granted during the six months ended June 30, 2008 and 2007 totaled $1.6 million and $3.2 million, respectively. The Company utilized the Black-Scholes option valuation model to calculate the fair value of these options using the following assumptions:

	Six Months Ended June 30,
	2008	2007

Risk-free interest rate	3.3%	4.9%
Volatility	50.7%	52.2%
Dividend rate	None	None
Life in years	6.5	5.0

The risk-free interest rate is based-upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate is based on companies of similar growth and maturity and the Company's peer group in the industry in which it does business. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. The expected life of the Company's stock options represents management’s best estimate based upon historical and expected trends in the Company's stock option activity.

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

January 1, 2008	475,572	$ 1,393,000				136,681	$ 14,000
Vesting during period	150,838	1,224,000				-	-
Options exercised	(500)	-				-	-
June 30, 2008	625,910	$ 2,617,000	$ 4.18	7.5 years	$3,236,000	136,681	$ 14,000	$ 0.10	5.3 years	$ 1,264,000

As of June 30, 2008, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.3 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-Average Grant Date Fair Value
January 1, 2008	386,770	$10.24
Vested	(150,838)	8.70
Granted	317,000	5.13
June 30, 2008	552,932	$7.73

The total fair value of options that vested during the six months ended June 30, 2008 and 2007 was $1.3 million and $1.0 million, respectively.

As of June 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options was approximately $4.2 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. The Company recorded cash received from the exercise of stock options of $125 during the six months ended June 30, 2008. Upon option exercise, the Company issues new shares of stock.

The Company incurred $1.3 million of pre-tax non-cash share-based compensation expense for each of the six month periods ended June 30, 2008 and 2007.  Non-cash share-based compensation cost of $55,000 was a component of cost of sales and $1.2 million was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2008. Non-cash share-based compensation cost of $349,000 was a component of cost of sales and $1.0 million was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2007. The tax benefit recognized of $554,000 and $573,000 was recorded for the six months ended June 30, 2008 and 2007, respectively.  The Company capitalized non-cash share-based compensation expense of $58,000 and $40,000 in inventory for the six months ended June 30, 2008 and 2007, respectively.

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

9.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States. Net sales to unaffiliated customers by geographic region are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2008	2007	2008	2007

United States	$20,498	$20,143	$56,182	$51,318
Canada	2,228	1,872	9,042	6,294
Other	150	87	313	213
	$22,876	$22,102	$65,537	$57,825

10.  SUBSEQUENT EVENT

On July 8, 2008, the Company entered into an amendment to the Company's senior credit agreement, which reduced the applicable interest rates on borrowings under the term loan and revolving credit facilities by 0.25% and no other terms of the senior credit agreement were modified as a result of the amendment.

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

Overview of U.S. Market Share Data

    Based on retail sales data provided by ACNielsen, our approximate share of the masstige market, as we define it, was 8.1% for the 52 weeks ended July 12, 2008, or a gain of 8.0% when compared to 7.5% for the same period in the prior year. We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oreal, Max Factor, Neutrogena, Revlon and Vital Radiance. AC Nielsen is an independent research entity and its data does not include retail sales from Wal-Mart and Canada.

Seasonality

    Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the removal of slow-selling items. For example, our net sales for the three months ended June 30, 2008 were lower than our net sales for the first quarter of 2008 and fourth quarter of 2007, as a result of this seasonality. Our quarterly results of operations may also fluctuate as a result of a variety of other reasons including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, inventory valuation, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2008.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$22,876	$22,102	$65,537	$57,825
Cost of sales	12,320	9,920	31,265	25,023
Gross profit	10,556	12,182	34,272	32,802
Selling, general and administrative expenses	13,625	12,458	28,502	25,567
(Loss) income from operations	(3,069)	(276)	5,770	7,235
Interest expense-net	225	312	583	716
Other expense (income)	19	(49)	106	(54)
(Loss) income before income taxes	(3,313)	(539)	5,081	6,573
(Benefit) provision for income taxes	(1,330)	(16)	2,045	2,794
Net (loss) income	$(1,983)	$(523)	$3,036	$3,779
Net (loss) income per common share:
Basic	$(0.14)	$(0.04)	$0.22	$0.27
Diluted	$(0.14)	$(0.04)	$0.21	$0.26
Weighted-average common shares outstanding:
Basic	14,096,227	13,927,055	14,096,015	13,896,890
Diluted	14,096,227	13,927,055	14,599,127	14,549,682

The following is a discussion of our results of operations for the three and six months ended June 30, 2008 and 2007.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Sales.  Net sales increased $0.8 million, or 3.6%, to $22.9 million for the three months ended June 30, 2008, from $22.1 million for the three months ended June 30, 2007.  The increase was primarily attributable to growth in sales of our face makeup products due to new products as well as higher promotional programs related to our new products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Unit sales for our face makeup increased by 0.3 million units, or 7.7%, to 4.2 million units for the three months ended June 30, 2008, from 3.9 million units for the same period a year ago. New products, which are primarily introduced during the first and fourth quarters, represented 37% of our net sales for the three months ended June 30, 2008, 1% lower than the same period a year ago, when new products contributed 38% of net sales. Partially offsetting our net sales growth for the three months ended June 30, 2008, was a decrease in sales of our eye makeup products and higher returns from our retailers.  Unit sales for our eye makeup decreased by 0.1 million units, or 6.6%, to 1.4 million units for the three months ended June 30, 2008, from 1.5 million units for the same period a year ago. Our provision for returns increased by $5.3 million, or 165.6%, to $8.5 million for the three months ended June 30, 2008, from $3.2 million for the three months ended June 30, 2007 due primarily to lower than anticipated retail sell-through on higher-priced promotional kits. During the three months ended June 30, 2008, our results included net sales of $2.4 million from our international customers, compared to $2.0 million for the three months ended June 30, 2007.

Cost of Sales.  Cost of sales increased $2.4 million, or 24.2%, to $12.3 million for the three months ended June 30, 2008, from $9.9 million for the three months ended June 30, 2007. The increase in cost of sales resulted primarily from an increase in product cost of $2.8 million due to an increase in face makeup units sold and from a change in product mix as volume of higher cost products increased when compared to the same period a year ago.  Cost of sales as a percentage of net sales was 53.9% of net sales for the three months ended June 30, 2008, compared to 44.9% for the three months ended June 30, 2007. The increase in cost of sales, as a percentage of net sales, was primarily due to an increase in product costs and an increase in our provision for returns from retailers for the three months ended June 30, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.1 million, or 8.8%, to $13.6 million for the three months ended June 30, 2008, from $12.5 million for the three months ended June 30, 2007. The increase was primarily due to a $0.8 million increase in marketing spending, a $0.8 million increase in freight and warehouse costs and a $0.1 million increase in realized and unrealized foreign currency exchange losses.  The variance was offset by a $0.2 million decrease in bad debts expense, a $0.2 million decrease in legal expense and a $0.2 million decrease in corporate administration expense.

Interest Expense-Net.  Interest expense-net decreased $0.1 million, or 33.3%, to $0.2 million for the three months ended June 30, 2008, from $0.3 million for the three months ended June 30, 2007. The slight decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility and the associated interest rate.

Other Expense (Income).  Other expense for the three months ended June 30, 2008 was $19,000 compared to other income of $49,000 for the three months ended June 30, 2007. Other expense for the three months ended June 30, 2008 and other income for the three months ended June 30, 2007 were attributable to realized and unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

(Benefit) Provision for Income Taxes.  The (benefit) provision for income taxes represents federal, state and local income taxes.  For the three months ended June 30, 2008, the income tax benefit was $1.3 million, representing an effective income tax rate of 40.1%, compared to the income tax benefit of $16,000 for the three months ended June 30, 2007, representing an effective income tax rate of 3.0%. The 3.0% rate was primarily the result of certain non-deductible transaction fees associated with the secondary public offering, which was completed in the second quarter of 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Sales.  Net sales increased $7.7 million, or 13.3%, to $65.5 million for the six months ended June 30, 2008, from $57.8 million for the six months ended June 30, 2007.  The increase was primarily attributable to growth in sales of our face and other makeup products due to new products as well as higher promotional programs related to new products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Unit sales for our face and other makeup increased by 1.3 million units, or 12.7%, to 11.5 million units for the six months ended June 30, 2008, from 10.2 million units for the same period a year ago. New products, which are primarily introduced during the first and fourth quarters, represented 44% of our net sales for the six months ended June 30, 2008, 1% higher than the same period a year ago, when new products contributed 43% of net sales. Partially offsetting our net sales growth for the six months ended June 30, 2008 was a decrease in sales of our eye makeup products, an increase in our provision for returns and an increase in trade spending.  Unit sales for our eye makeup decreased by 1.0 million units, or 25.6%, to 2.9 million units for the six months ended June 30, 2008, from 3.9 million units for the same period a year ago. Our provision for returns increased $4.7 million when compared to the same period a year ago due to higher returns from our retailers due primarily to lower than anticipated retail sell-through on higher-priced promotional kits. Trade spending with retailers increased by $1.6 million, which includes an increase in cooperative advertising expense of $2.2 million and an increase in provision for markdowns of $0.2 million, which was offset by a decrease in our provision for coupon expense of $0.8 million.  The variance is primarily due to management's strategic decision to increase trade spending with retailers for in-store advertising and promotions to increase consumer retail sales. During the six months ended June 30, 2008, our results included net sales of $9.4 million from our international customers, compared to $6.5 million for the six months ended June 30, 2007.

Cost of Sales.  Cost of sales increased $6.3 million, or 25.2%, to $31.3 million for the six months ended June 30, 2008, from $25.0 million for the six months ended June 30, 2007. The increase in cost of sales resulted primarily from an increase in product cost of $6.8 million due to an increase in face makeup units sold and from a change in product mix as volume of higher cost products increased when compared to the same period a year ago.  Cost of sales as a percentage of net sales was 47.7% of net sales for the six months ended June 30, 2008, compared to 43.3% for the six months ended June 30, 2007. The increase in cost of sales, as a percentage of net sales, was primarily due to an increase in product costs, an increase in trade spending with retailers and an increase in our provision for returns from retailers for the six months ended June 30, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $2.9 million, or 11.3%, to $28.5 million for the six months ended June 30, 2008, from $25.6 million for the six months ended June 30, 2007. The increase was primarily due to a $1.5 million increase in marketing spending, a $0.8 million increase in freight and warehouse costs, a $0.7 million increase in distribution costs related to our growth, a $0.5 million increase in realized and unrealized foreign currency exchange losses and a $0.2 million increase in expense for stock option awards.  The increase was offset by a $0.7 million decrease in transaction fees that were associated with the secondary public offering in the second quarter of 2007 and a $0.2 million decrease in professional service fees.

Interest Expense-Net.  Interest expense decreased $0.1 million, or 14.3%, to $0.6 million for the six months ended June 30, 2008, from $0.7 million for the six months ended June 30, 2007.  The slight decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility and the associated interest rate.

Other Expense (Income).  Other expense for the six months ended June 30, 2008 was $106,000 compared to other income of $54,000 for the six months ended June 30, 2007. Other expense for the six months ended June 30, 2008 and other income for the six months ended June 30, 2007 were attributable to realized and unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

(Benefit) Provision for Income Taxes.  The provision for income taxes represents federal, state and local income taxes.  For the six months ended June 30, 2008, income tax expense was $2.1 million, representing an effective income tax rate of 40.2%, compared to income tax expense of $2.8 million for the six months ended June 30, 2007, representing an effective income tax rate of 42.5%. The effective rates differed from the statutory rates due to the effect of varying state and local taxes and certain permanent items such as research and development credits.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2008, we had $3.5 million in cash and cash equivalents compared to no cash and cash equivalents as of December 31, 2007. The increased level of cash reflects higher cash inflows provided by our operating activities. As of June 30, 2008, we had $20.0 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable and inventories, reduced by accounts payable, accrued expenses, line of credit borrowings and the current portion of our long-term debt.

Operating activities.  Cash provided by operating activities increased by $9.9 million, or 162.3%, to $16.0 million for the six months ended June 30, 2008, from $6.1 million for the six months ended June 30, 2007. The net increase in cash provided by operating activities resulted primarily from favorable changes in deferred income taxes, accounts receivable, inventories, accrued expenses and trade allowances. The net increase in cash provided by operating activities was offset by unfavorable changes in accounts payable, sales return reserve and income taxes payable/receivable.  Inventories decreased by $2.2 million when compared to prior year end due to increased sales. Our inventory turnover rate increased to an annualized 1.9 times per year for the six months ended June 30, 2008, from an annualized 1.8 times per year for the six months ended June 30, 2007. Days sales outstanding decreased by 0.2 days, to 39.4 days for the six months ended June 30, 2008 from 39.6 days for the six months ended June 30, 2007.

Investing activities.  Cash used in investing activities for the six months ended June 30, 2008 was $0.6 million, which was related to capital expenditures for the replacement of machinery and equipment, the automation of the assembly line to accommodate future growth and improvements to our warehouse distribution systems. Cash used in investing activities for the six months ended June 30, 2007 of $0.7 million was related to capital expenditures for the replacement of machinery and equipment and the automation of the assembly line.

Financing activities.  Cash used in financing activities was $11.9 million for the six months ended June 30, 2008 compared to cash used in financing activities of $5.4 million for the six months ended June 30, 2007. The increase in cash used in financing activities between periods primarily resulted from higher paydowns on our term loan and revolving credit facilities.

Future Liquidity and Capital Needs.  Net working capital requirements increased by $7.1 million, or approximately 31.0%, to $30.0 million for the six months ended June 30, 2008, from $22.9 million for the six months ended June 30, 2007. We anticipate that working capital will remain materially consistent during the third quarter and increase during the fourth quarter of 2008, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $2.1 million for 2008 for several key projects, including investment in our information technology infrastructure and improvements to our manufacturing and distribution equipment. Capital requirements related to manufacturing include a major project undertaken in 2007 to automate a product assembly line that is used to assemble products that represented approximately 36.9% of our total sales in 2007. We expect the aggregate capital requirements of this project to total $1.7 million, of which $1.3 million was incurred as of June 30, 2008. In addition to an estimated $0.4 million in new equipment for the automated assembly line project, we expect to need to make improvements to other manufacturing and distribution equipment at a cost of approximately $0.8 million, improvements to our leasehold facilities of approximately $0.2 million and improvements to our information technology infrastructure at a cost of approximately $0.1 million in 2008. We incurred $0.6 million of capital expenditures for the six months ended June 30, 2008. We believe that our cash flows from operations and funds from our revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

On November 14, 2006, we entered into a senior credit agreement with a bank that will terminate in 2011 and consists of a $15.0 million term loan facility and a revolving credit facility providing for borrowings of up to $20.0 million. At June 30, 2008, we had $20.0 million of availability under the revolving credit facility. The availability under the revolving credit facility is reduced by outstanding letters of credit.

    Borrowings under the senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc., and are secured by liens on substantially all of the assets of Physicians Formula, Inc., including the assets of its subsidiaries. Amounts outstanding under the term loan facility totaled $11.8 million at June 30, 2008. There were no outstanding letters of credit as of June 30, 2008. The interest rate on the term loan was 4.7% at June 30, 2008. Payments under the term loan facility are due quarterly, increasing from initial quarterly payments of $375,000 to $562,500 as of December 31, 2007, $750,000 as of December 31, 2008, $937,500 as of December 31, 2009 and $1,125,000 as of December 31, 2010. Quarterly payments of $375,000 were made on January 1, 2007, April 2, 2007, July 16, 2007 and October 2, 2007 and quarterly payments of $562,500 were made on January 2, 2008, March 31, 2008 and June 30, 2008.

On July 8, 2008, we entered into an amendment to our senior credit agreement, which reduced the applicable interest rates on borrowings under the term loan and revolving credit facilities by 0.25%. The revolving credit facility is also subject to a commitment fee of 0.25% on any unused commitments.

The senior credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum fixed charge coverage ratio; a minimum net worth requirement; and a limitation on capital expenditures (which may be no more than $3,000,000 per fiscal year). As of June 30, 2008, we were in compliance with these covenants.

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

(b)  Interest Rate Risk.

We are exposed to interest rate risks primarily through borrowings under our revolving loan and term loan facilities. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our revolving loan and term loan facilities during the six months ended June 30, 2008, was $17.7 million and the weighted-average interest rate in effect at June 30, 2008, was 4.7%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $88,000 change to interest expense for the six months ended June 30, 2008.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company’s 2008 annual meeting of stockholders was held on June 3, 2008. At the annual meeting, our stockholders elected five directors to the Company’s Board of Directors and ratified the Audit Committee’s appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. Following are the results of the election:

Proposal I:   Election of five directors to the Board of Directors

	Votes For	Votes Withheld
Ingrid Jackel	13,039,439	316,639
Sonya T. Brown	13,131,780	224,298
Jeffrey P. Rogers	12,837,800	518,278
Zvi Eiref	13,336,254	19,824
Jeff M. Berry	13,336,554	19,524

Proposal II:   Ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as independent registered public accounting firm for the year ending December 31, 2008

Votes for	13,326,486
Votes against	25,511
Abstentions	4,081

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Joseph J. Jaeger, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.
/s/ Ingrid Jackel
Date: August 11, 2008	By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ Joseph J. Jaeger
Date: August 11, 2008	By: Joseph J. Jaeger
Its: Chief Financial Officer (principal financial officer)