Form 10-Q
period 2008-09-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2008-11-04
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of October 31, 2008, was 13,577,118.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,074	$-
Accounts receivable, net of allowance for bad debts of $280 and $436	17,157	33,421
Inventories	31,125	31,648
Prepaid expenses and other current assets	880	1,781
Income tax receivables	591	-
Deferred income taxes—Net	6,455	7,364
Total current assets	57,282	74,214
PROPERTY AND EQUIPMENT—Net	3,864	4,070
OTHER ASSETS—Net	1,425	1,174
INTANGIBLE ASSETS—Net	53,223	54,546
GOODWILL	16,761	17,463
TOTAL	$132,555	$151,467

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,822	$13,043
Accrued expenses	2,471	2,134
Trade allowances	5,426	5,001
Sales returns reserve	7,691	10,396
Current portion of long-term debt	3,000	3,000
Income taxes payable	-	3,125
Line of credit borrowings	1,977	10,168
Total current liabilities	27,387	46,867

DEFERRED COMPENSATION	690	829
DEFERRED INCOME TAXES—Net	18,655	20,821
LONG-TERM DEBT	8,250	10,500

COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Series A preferred stock, $.01 par value—10,000,000 shares authorized, no shares issued and outstanding at September 30, 2008 and December 31, 2007	-	-
Common stock, $.01 par value—50,000,000 shares authorized, 13,943,570 and 14,095,727 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	139	141
Additional paid-in capital	60,064	59,173
Retained earnings	17,370	13,136
Total stockholders' equity	77,573	72,450
TOTAL	$132,555	$151,467

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

NET SALES	$20,254	$19,807	$85,791	$77,628
COST OF SALES	8,431	10,085	39,696	35,108
GROSS PROFIT	11,823	9,722	46,095	42,520
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,878	8,902	38,377	34,467
INCOME FROM OPERATIONS	1,945	820	7,718	8,053
INTEREST EXPENSE-NET	147	370	731	1,086
OTHER EXPENSE (INCOME)	113	(24)	220	(78)
INCOME BEFORE INCOME TAXES	1,685	474	6,767	7,045
(BENEFIT) PROVISION FOR INCOME TAXES	(1)	372	2,044	3,164
NET INCOME	$1,686	$102	$4,723	$3,881

NET INCOME PER COMMON SHARE:
Basic	$0.12	$0.01	$0.33	$0.28
Diluted	$0.12	$0.01	$0.32	$0.27

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	14,105,999	14,011,041	14,099,367	13,935,389
Diluted	14,620,427	14,553,130	14,604,105	14,566,860

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007

Common Stock
At beginning of period	$141	$138
Repurchase and retirement of common stock (NOTE 7)	(3)	-
Exercise of stock options	1	3
At end of period	139	141

Additional Paid-In Capital
At beginning of period	59,173	57,047
Stock-based compensation	1,927	1,567
Repurchase and retirement of common stock (NOTE 7)	(1,090)	-
Exercise of stock options	9	23
Tax benefit on exercise of stock options	45	79
Tax deficiency on exercise of stock options	-	(137)
At end of period	60,064	58,579

Retained Earnings
At beginning of period	13,136	4,387
Repurchase and retirement of common stock (NOTE 7)	(489)	-
Net income	4,723	3,881
At end of period	$17,370	$8,268

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,723	$3,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,240	2,058
Unrealized foreign currency exchange rate loss (gain)	106	(78)
Deferred income taxes	(554)	51
Provision for bad debts	(141)	61
Amortization of debt issuance costs	24	28
Recognition of stock-based compensation	1,836	1,507
Tax benefit on exercise of stock options	(45)	(79)
Changes in operating assets and liabilities:
Accounts receivable	16,299	11,303
Inventories	617	(4,673)
Prepaid expenses and other current assets	901	554
Accounts payable	(6,109)	(7,014)
Accrued expenses, trade allowances and sales returns reserve	(2,349)	(1,870)
Income taxes payable/receivable	(3,673)	(2,208)
Net cash provided by operating activities	13,875	3,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(823)	(1,565)
Other assets	(414)	(100)
Net cash used in investing activities	(1,237)	(1,665)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydowns of term loans	(2,250)	(1,125)
Net paydowns under line of credit	(8,191)	(761)
Debt issuance costs	-	(45)
Tax benefit on exercise of stock options	45	79
Exercise of stock options	10	26
Repurchase and retirement of common stock	(1,178)	-
Net cash used in financing activities	(11,564)	(1,826)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,074	30
CASH AND CASH EQUIVALENTS—Beginning of period	-	26
CASH AND CASH EQUIVALENTS—End of period	$1,074	$56

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest, net of amounts capitalized	$772	$1,103
Income taxes	$6,269	$5,320

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company had accounts payable of $27 and $352 outstanding as of September 30, 2008 and 2007, respectively, relating to purchases of property and equipment. The Company had accrued expenses of $406 as of September 30, 2008 relating to the repurchase and retirement of shares of the Company's common stock, which had a settlement date during the first week of October 2008.

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physicians Formula Holdings, Inc., a Delaware corporation (the "Company," "we" or "our"), and its wholly owned subsidiary, Physicians Formula, Inc., a New York corporation ("Physicians"), and its wholly owned subsidiaries, Physicians Formula Cosmetics, Inc., a Delaware corporation, and Physicians Formula DRTV, LLC, a Delaware limited liability company.

The Company develops, markets, manufactures and distributes innovative, premium-priced products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS, Walgreens and Kroger.

The accompanying condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007, the condensed consolidated statements of changes in stockholders' equity and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2008, its results of operations for the three and nine months ended September 30, 2008 and 2007, and its cash flows for the nine months ended September 30, 2008 and 2007. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2008. The condensed consolidated balance sheet as of December 31, 2007 has been derived from the audited consolidated balance sheet as of that date.

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

2.  NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy as defined in the standard. SFAS No. 157 became effective for the Company on January 1, 2008 and will be applied on a prospective basis. In February 2008, the FASB issued FASB Staff Position No. 157-2, which defers the effective date of SFAS No. 157 by a year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 on January 1, 2008, except those provisions related to non-financial assets and liabilities, which will be adopted on January 1, 2009, as allowed under SFAS No. 157. The adoption did not have an impact on the condensed consolidated financial statements. The Company has not yet determined the impact, if any, on the condensed consolidated financial statements for non-financial assets and liabilities.

   In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. As required, the Company adopted SFAS No. 159 effective January 1, 2008; however, the Company elected not to apply the fair value option to any of its assets or liabilities. Accordingly, the adoption of SFAS No. 159 did not affect the Company’s condensed consolidated financial statements.

    In December 2007, the FASB issued FASB Statement No. 141(R) – Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) expands the definition of a business, thus increasing the number of transactions that will qualify as business combinations. SFAS No. 141(R) requires the acquirer to recognize 100 percent of an acquired business’s assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration will be recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, will be recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs will be expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, will be shown as revised in the future consolidated financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption of SFAS No. 141(R) is not expected to materially impact the Company’s consolidated financial position or results of operations directly when it becomes effective in 2009.

    In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP. FSP 142-3 is effective for the Company at the beginning of fiscal year 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Adoption of FSP 142-3 is not expected to materially impact the Company’s consolidated financial position or results of operations directly when it becomes effective in 2009, as the only impact that FSP 142-3 is expected to have relates to intangible assets acquired subsequent to January 1, 2009 that are reflected in the consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Weighted-average number of common shares—basic	14,105,999	14,011,041	14,099,367	13,935,389
Effect of dilutive employee stock options	514,428	542,089	504,738	631,471
Weighted-average number of common shares—diluted	14,620,427	14,553,130	14,604,105	14,566,860

    Stock options for the purchase of 662,000 and 325,000 shares of common stock were excluded from the above calculation during the three and nine months ended September 30, 2008 and 2007, respectively, as the effect of those options was anti-dilutive.

4.  INVENTORIES

Inventories consisted of the following (dollars in thousands):

	September 30,	December 31,
	2008	2007

Raw materials and components	$15,340	$17,307
Finished goods	15,785	14,341
Total	$31,125	$31,648

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (dollars in thousands):

		September 30,	December 31,
	Useful Lives	2008	2007

Tooling	3 to 5 years	$509	$479
Leasehold improvements	Lesser of term of lease to 5 years	1,062	1,054
Machinery and equipment	3 to 8 years	3,910	2,493
Furniture and fixtures	5 to 8 years	334	330
Computer equipment	3 years	2,053	1,840
Construction in progress		111	1,073
Total property and equipment		7,979	7,269
Accumulated depreciation		(4,115)	(3,199)
Total		$3,864	$4,070

Depreciation expense was $357,000 and $252,000 for the three months ended September 30, 2008 and 2007, respectively. Depreciation expense was $916,000 and $734,000 for the nine months ended September 30, 2008 and 2007, respectively.

Capitalized interest is recorded on construction-in-progress using the average interest rate over the construction period. Capitalized interest for the three and nine months ended September 30, 2008 was not significant. Interest of $46,000 was capitalized for the three and nine months ended September 30, 2007 and is included in property and equipment.

6.  INTANGIBLE ASSETS

Intangible assets consisted of the following as of September 30, 2008 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	2,851	5,848
Distributor relationships	23,701	5,826	17,875
Total	$61,900	$8,677	$53,223

Intangible assets consisted of the following as of December 31, 2007 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names	$29,500	$-	$29,500
Patents	8,699	2,417	6,282
Distributor relationships	23,701	4,937	18,764
Total	$61,900	$7,354	$54,546

Amortization expense was $441,000 in each of the three month periods ended September 30, 2008 and 2007 and $1,324,000 in each of the nine month periods ended September 30, 2008 and 2007. Amortization of intangible assets for the remainder of 2008 will be approximately $442,000 and is expected to approximate $1,765,000 in each of the next five years.

The Company evaluates its goodwill and indefinite-lived intangible assets for impairment in the second quarter of each fiscal year.  Accordingly, the Company tested its goodwill and indefinite-lived intangible assets and noted no impairment for the fiscal quarter ended June 30, 2008. In addition to the annual impairment test, the Company assesses whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. Due to the crisis in the global financial markets and the deterioration of the market price of the Company's common stock during the fiscal quarter ended September 30, 2008, the Company tested goodwill and indefinite-lived intangible assets and noted no impairment as of September 30, 2008. The Company will continue to closely monitor current events and circumstances to determine if another assessment is warranted at December 31, 2008.

7.  STOCKHOLDERS' EQUITY

    On September 11, 2008, the Board of Directors of the Company authorized the repurchase of up to $10 million of the Company’s outstanding common stock pursuant to a stock repurchase program (the "Repurchase Program"). Under the terms of the Repurchase Program, the Company may repurchase shares through open market purchases or through privately negotiated transactions. The stock repurchase activities will be conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). On September 12, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act (the "Rule 10b5-1 Trading Plan"), with Deutsche Bank Securities, Inc. ("Deutsche Bank"), to facilitate the repurchase of common stock under the Repurchase Program. The Rule 10b5-1 Trading Plan authorizes daily share repurchases from September 12, 2008 through November 6, 2008 at varying prices. The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time. From September 12, 2008 through September 30, 2008, the Company repurchased 254,741 shares for an aggregate price of $1.6 million pursuant to the Rule 10b5-1 Trading Plan.

    On October 9, 2008, the Company gave notice of termination of the Rule 10b5-1 Trading Plan with Deutsche Bank due to the unanticipated change in the volume limitation under Rule 10b-18 of the Exchange Act. The notice took effect on October 10, 2008. From September 12, 2008 through October 9, 2008, the Company repurchased 621,193 shares for an aggregate price of $3.6 million under the Repurchase Program.

    On April 25, 2007, the Company completed a secondary public offering in which certain stockholders sold 5,049,650 shares of the Company’s common stock, which included 658,650 shares of common stock sold pursuant to the underwriters’ over-allotment option. The Company did not receive any proceeds from the sale of the shares but incurred approximately $725,000 of the expenses of the offering.

 8.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of September 30, 2008, a total of 796,775 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. On January 30, 2008, the Company granted 317,000 stock options to certain employees under the 2006 Plan.  As of September 30, 2008, only grants of stock options to the Company's directors, officers and employees have been made under the 2006 Plan.

2003 Stock Option Plan

In November 2003, the Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”) and reserved a total of 2,500,000 shares for grants under the 2003 Plan. The 2003 Plan provides for the issuance of stock options for common stock to executives and other key employees. The options generally have a 10-year life and vest over a period of time ranging from 24 months to 48 months. Options granted under the 2003 Plan were originally granted as time-vesting options and performance-vesting options. The original time-vesting options vest in equal annual installments over a four-year period. In connection with the initial public offering during 2006, the 713,334 performance-vesting options were amended to accelerate the vesting of 550,781 of such options, and 296,140 of these options were exercised. The remaining 162,553 performance-vesting options were converted to time-vesting options that vest in equal monthly installments over a two-year period. Options are granted with exercise prices not less than the fair value at the date of grant, as determined by the Board of Directors, which subsequent to the Company's initial public offering is the closing price on the grant date.

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
		Weighted-Average Exercise Price	Aggregate Intrinsic Value		Weighted-Average Exercise Price	Aggregate Intrinsic Value

Options outstanding—January 1, 2008	862,342	$7.80		136,681	$0.10
Options granted	317,000	9.54		-	-
Options exercised	(102,584)	0.10	$595,000	-	-
Options outstanding—September 30, 2008	1,076,758	$9.04	$(3,330,000)	136,681	$0.10	$800,000
Vested and expected to vest—September 30, 2008	1,076,758	$9.04	$(3,330,000)	136,681	$0.10	$800,000

The fair value of options granted during the nine months ended September 30, 2008 and 2007 totaled $1.6 million and $3.3 million, respectively. The Company utilized the Black-Scholes option valuation model to calculate the fair value of these options using the following assumptions:

	2008	2007

Risk-free interest rate	3.3%	4.8%
Volatility	50.7%	51.9%
Dividend rate	None	None
Life in years	6.5	5.0

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

    The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

January 1, 2008	475,572	$ 1,393,000				136,681	$ 14,000
Vesting during period	211,690	1,822,000				-	-
Options exercised	(102,584)	(10,000)				-	-
September 30, 2008	584,678	$ 3,205,000	$ 5.48	7.5 years	$275,000	136,681	$ 14,000	$ 0.10	5.1 years	$ 800,000

As of September 30, 2008, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.2 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-Average Grant Date Fair Value
January 1, 2008	386,770	$10.24
Vested	(211,690)	9.27
Granted	317,000	5.13
September 30, 2008	492,080	$7.36

The total fair value of options that vested during the nine months ended September 30, 2008 and 2007 was $2.0 million and $1.5 million, respectively.

As of September 30, 2008, total unrecognized estimated compensation cost related to non-vested stock options was approximately $3.6 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years. The Company recorded cash received from the exercise of stock options of $10,000 during the nine months ended September 30, 2008. Upon option exercise, the Company issues new shares of stock.

The Company incurred $1.9 million of pre-tax non-cash share-based compensation expense for each of the nine month periods ended September 30, 2008 and 2007.  Non-cash share-based compensation cost of $85,000 was a component of cost of sales and $1.8 million was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2008. Non-cash share-based compensation cost of $370,000 was a component of cost of sales and $1.5 million was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the nine months ended September 30, 2007. The Company recognized a tax related benefit of $748,000 and $826,000 for the nine months ended September 30, 2008 and 2007, respectively.  The Company capitalized non-cash share-based compensation expense of $88,000 and $63,000 in inventory for the nine months ended September 30, 2008 and 2007, respectively.

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

Environmental—The shallow soils and groundwater below the Company's City of Industry facility was contaminated by the former operator of the property. The former operator performed onsite cleanup and the Company anticipates that it will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, the Company believes the cost, which the Company is not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to the Company in the past, and that the Company believes remain financially able to do so.

The facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. The Company, along with many others, was named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). The Company entered into a settlement with another PRP at the site, pursuant to which, in return for a payment the Company has already made and that was fully indemnified and paid by a second company, the other PRP indemnified the Company against most claims for PVOU contamination. The Company has entered into a consent decree with EPA and the other PRP that will resolve its liability for the cleanup of regional groundwater contamination without any payment by the Company to EPA. The consent decree is expected to be approved and entered by the court in the fourth quarter of 2008. Depending on the scope and duration of the cleanup, the Company may be required to make further payments to the other PRP for regional groundwater remediation costs. The Company estimates the amount of any such additional payments would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. The Company expects any such additional payments by the Company to be covered by indemnities given to the Company by other companies. Those companies may contest their indemnity obligation for these payments. The Company believes the companies are financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims.

The Company was one of approximately 25 parties considered potentially liable by a regional water authority for alleged contamination of two of that water authority’s wells. The Company is fully indemnified for this liability under a past settlement with a private company. The indemnity is not materially limited and the Company does not believe it would be contested. The Company believes that the indemnifying private company is financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims for alleged contamination of the area’s potable water supply. Additionally, during September 2008, the indemnifying private company entered into a settlement with the water authority, which was approved and entered by the court in the third quarter of 2008.

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

10.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States. Net sales to unaffiliated customers by geographic region are as follows (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Customer	2008	2007	2008	2007

United States	$17,070	$18,070	$73,245	$69,411
Canada	2,881	1,552	$11,925	7,814
Other	303	185	$621	403
	$20,254	$19,807	$85,791	$77,628

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

Overview of the Business

We are one of the fastest growing cosmetics companies of the ten largest in the U.S. mass market channel by retail sales for the 52 weeks ended October 4, 2008. We specialize in developing and marketing innovative, premium-priced products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, rather than focusing on changing fashion trends. Our products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras.

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

Overview of U.S. Market Share Data

    Based on retail sales data provided by ACNielsen, our approximate share of the masstige market, as we define it, was 8.0% for the 52 weeks ended October 4, 2008, or a gain of 3.9% when compared to 7.7% for the same period in the prior year. We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oreal, Max Factor, Neutrogena, Revlon and Vital Radiance. ACNielsen is an independent research entity and its data does not include retail sales from Wal-Mart and Canada.

Seasonality

    Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the removal of slow-selling items. For example, our net sales for the three months ended September 30, 2008 were lower than our net sales for the first quarter of 2008 and fourth quarter of 2007, as a result of this seasonality. Our quarterly results of operations may also fluctuate as a result of a variety of other reasons, including the timing of new product introductions, general economic conditions or consumer buying behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, inventory valuation, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2008.

Results of Operations

The following table sets forth our condensed consolidated statements of income for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

	(dollars in thousands, except per share data)
Statement of Income Data:
Net sales	$20,254	$19,807	$85,791	$77,628
Cost of sales	8,431	10,085	39,696	35,108
Gross profit	11,823	9,722	46,095	42,520
Selling, general and administrative expenses	9,878	8,902	38,377	34,467
Income from operations	1,945	820	7,718	8,053
Interest expense-net	147	370	731	1,086
Other expense (income)	113	(24)	220	(78)
Income before income taxes	1,685	474	6,767	7,045
(Benefit) provision for income taxes	(1)	372	2,044	3,164
Net income	$1,686	$102	$4,723	$3,881
Net income per common share:
Basic	$0.12	$0.01	$0.33	$0.28
Diluted	$0.12	$0.01	$0.32	$0.27
Weighted-average common shares outstanding:
Basic	14,105,999	14,011,041	14,099,367	13,935,389
Diluted	14,620,427	14,553,130	14,604,105	14,566,860

The following is a discussion of our results of operations for the three and nine months ended September 30, 2008 and 2007.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Sales.  Net sales increased $0.5 million, or 2.5%, to $20.3 million for the three months ended September 30, 2008, from $19.8 million for the three months ended September 30, 2007.  The increase was primarily attributable to growth in sales of our eye makeup products and a decrease in trade spending. The increase in sales of our eye makeup products is due to new products as well as increased promotional programs related to our new products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Unit sales for our eye makeup increased by 0.2 million units, or 18.2%, to 1.3 million units for the three months ended September 30, 2008 from 1.1 million units for the same period a year ago. New products, which are primarily introduced during the first and fourth quarters, represented 32% of our net sales for the three months ended September 30, 2008, 10% higher than the same period a year ago, when new products contributed 22% of net sales. Trade spending with retailers decreased by $1.3 million, which includes a decrease in cooperative advertising expense of $0.6 million, a decrease in miscellaneous allowances of $0.4 million and a decrease in coupon expense of $0.3 million. Partially offsetting our net sales growth for the three months ended September 30, 2008 was a decrease in sales of our face makeup products and higher returns from our retailers.  Unit sales for our face makeup products decreased by 0.2 million units, or 5.8%, to 3.2 million units for the three months ended September 30, 2008 from 3.4 million units for the same period a year ago. Our provision for returns increased by $1.2 million, or 25.0%, to $6.0 million for the three months ended September 30, 2008, from $4.8 million for the three months ended September 30, 2007 due to higher returns from our retailers relating primarily to lower than anticipated retail sell-through on higher-priced promotional kits and retailer customers' wall display changes. During the three months ended September 30, 2008, our results included net sales of $3.2 million from our international customers, compared to $1.7 million for the three months ended September 30, 2007.

Cost of Sales.  Cost of sales decreased $1.7 million, or 16.8%, to $8.4 million for the three months ended September 30, 2008, from $10.1 million for the three months ended September 30, 2007. The decrease in cost of sales resulted primarily from a decrease in product cost and an increase in inventory recovery (inventory returned by customers deemed to be resaleable) offset by an increase in our provision for excess and obsolete inventory. Product cost decreased by $0.8 million due to a change in product mix as volume of higher cost products decreased when compared to the same period a year ago, including a decrease in face makeup units sold.  Inventory recovery for returns from retailers increased $1.9 million when compared to the same period a year ago due to higher returns from our retailers. Cost of sales as a percentage of net sales was 41.6% of net sales for the three months ended September 30, 2008, compared to 50.9% for the three months ended September 30, 2007. The decrease in cost of sales, as a percentage of net sales, was primarily due to an increase in inventory recovery for returns from retailers and a decrease in product costs offset by an increase in our provision for excess and obsolete inventory for the three months ended September 30, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.0 million, or 11.2%, to $9.9 million for the three months ended September 30, 2008, from $8.9 million for the three months ended September 30, 2007. The increase was primarily due to a $0.3 million increase in realized and unrealized foreign currency exchange losses, a $0.3 million increase in corporate administration expense, a $0.1 million increase in distribution costs related to our growth, a $0.1 million increase in expense for stock option awards and a $0.1 million increase in freight and warehouse costs.

Interest Expense-Net.  Interest expense-net decreased $0.2 million, or 50.0%, to $0.2 million for the three months ended September 30, 2008, from $0.4 million for the three months ended September 30, 2007. The decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility and a slight decline in interest rates.

Other Expense (Income).  Other expense for the three months ended September 30, 2008 was $113,000 compared to other income of $24,000 for the three months ended September 30, 2007. Other expense for the three months ended September 30, 2008 and other income for the three months ended September 30, 2007 were attributable to realized and unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

(Benefit) Provision for Income Taxes.  The (benefit) provision for income taxes represents federal, state and local income taxes. For the three months ended September 30, 2008, income tax benefit was $1,000, representing an effective income tax rate of (0.06)%, compared to income tax expense of $0.4 million for the three months ended September 30, 2007, representing an effective income tax rate of 78.5%.  The effective rate differed from the statutory rate for the three months ended September 30, 2008, primarily due to our change in filing position in various state tax jurisdictions, changes in federal and state tax estimates and, to a lesser extent, fluctuations in permanent differences between book and taxable income, which collectively decreased our income tax provision by approximately $0.6 million. The effective rate differed from the statutory rate for the three months ended September 30, 2007, due to changes in the deferred carrying rate and certain permanent items such as tax benefit deficiencies on stock options exercised and research and development credits.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Net Sales.  Net sales increased $8.2 million, or 10.6%, to $85.8 million for the nine months ended September 30, 2008, from $77.6 million for the nine months ended September 30, 2007.  The increase was primarily attributable to growth in sales of our face makeup products due to new products as well as increased promotional programs related to new products, as we continued to broaden our total distribution. Total distribution represents the number of stores in which we sell products multiplied by our number of stock keeping units per store. Unit sales for our face makeup increased by 0.8 million units, or 6.1%, to 13.9 million units for the nine months ended September 30, 2008 from 13.1 million units for the same period a year ago. New products, which are primarily introduced during the first and fourth quarters, represented 41% of our net sales for the nine months ended September 30, 2008, 4% higher than the same period a year ago, when new products contributed 37% of net sales. Partially offsetting our net sales growth for the nine months ended September 30, 2008 was a decrease in sales of our eye makeup products and an increase in our provision for returns.  Unit sales for our eye makeup decreased by 0.8 million units, or 16.0%, to 4.2 million units for the nine months ended September 30, 2008 from 5.0 million units for the same period a year ago. Our provision for returns increased $5.9 million when compared to the same period a year ago due to higher returns from our retailers due primarily to lower than anticipated retail sell-through of higher-priced promotional kits and retailer customers' wall display changes. During the nine months ended September 30, 2008, our results included net sales of $12.5 million from our international customers, compared to $8.2 million for the nine months ended September 30, 2007.

Cost of Sales. Cost of sales increased $4.6 million, or 13.1%, to $39.7 million for the nine months ended September 30, 2008, from $35.1 million for the nine months ended September 30, 2007. The increase in cost of sales resulted primarily from an increase in product costs of $6.0 million and an increase in our provision for excess and obsolete inventory of $1.3 million.  The variance in product costs is due to a change in product mix as volume of higher cost products increased when compared to the same period a year ago, including an increase in face makeup units sold.  The increase was offset by an increase in inventory recovery (inventory returned by customers deemed to be resaleable) of $2.7 million for the nine months ended September 30, 2008 due to higher returns from our retailers. Cost of sales as a percentage of net sales was 46.3% of net sales for the nine months ended September 30, 2008, compared to 45.2% for the nine months ended September 30, 2007. The increase in cost of sales, as a percentage of net sales, was primarily due to an increase in our provision for returns from retailers offset by an increase in inventory recovery for the nine months ended September 30, 2008.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.9 million, or 11.3%, to $38.4 million for the nine months ended September 30, 2008, from $34.5 million for the nine months ended September 30, 2007. The increase was primarily due to a $1.5 million increase in marketing spending, a $0.9 million increase in freight and warehouse costs, a $0.9 million increase in distribution costs related to our growth, a $0.8 million increase in realized and unrealized foreign currency exchange losses and a $0.3 million increase in expense for stock option awards.  The increase was offset by a $0.3 million decrease in transaction fees that were associated with the second public offering in the second quarter of 2007 and a $0.2 million decrease in professional service fees related to SOX compliance.

Interest Expense-Net.  Interest expense decreased $0.4 million, or 36.4%, to $0.7 million for the nine months ended September 30, 2008, from $1.1 million for the nine months ended September 30, 2007. The decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility and a slight decline in interest rates.

Other Expense (Income).  Other expense for the nine months ended September 30, 2008 was $0.2 million compared to other income of $0.1 million for the nine months ended September 30, 2007. Other expense for the nine months ended September 30, 2008 and other income for the nine months ended September 30, 2007 were attributable to realized and unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

(Benefit) Provision for Income Taxes.  The provision for income taxes represents federal, state and local income taxes. For the nine months ended September 30, 2008, income tax expense was $2.0 million, representing an effective income tax rate of 30.2%, compared to income tax expense of $3.2 million for the nine months ended September 30, 2007, representing an effective income tax rate of 44.9%. The effective rate differed from the statutory rate for the nine months ended September 30, 2008, primarily due to our change in filing position in various state tax jurisdictions, changes in federal and state tax estimates and, to a lesser extent, fluctuations in permanent differences between book and taxable income, which collectively decreased our income tax provision by approximately $0.6 million. The effective rate differed from the statutory rate for the nine months ended September 30, 2007, due to changes in the deferred carrying rate and certain permanent items such as tax benefit deficiencies on stock options exercised and research and development credits and certain transaction fees associated with the secondary public offering.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2008, we had $1.1 million in cash and cash equivalents compared to no cash and cash equivalents as of December 31, 2007. The increased level of cash reflects higher cash inflows provided by our operating activities. As of September 30, 2008, we had $18.0 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable and inventories, reduced by accounts payable, accrued expenses, line of credit borrowings and the current portion of our long-term debt.

Operating activities.  Cash provided by operating activities increased by $10.4 million, or 297.1%, to $13.9 million for the nine months ended September 30, 2008, from $3.5 million for the nine months ended September 30, 2007. The net increase in cash provided by operating activities resulted primarily from favorable changes in accounts receivable, inventories and prepaid expenses. The net increase in cash provided by operating activities was offset by unfavorable changes in accounts payable, accrued expenses, sales return reserve and income taxes payable/receivable. Our inventory turnover rate remained relatively consistent at an annualized 1.8 times per year for the nine months ended September 30, 2008 compared to 1.9 times per year for the nine months ended September 30, 2007. Days sales outstanding increased by 1.8 days, to 47.7 days for the nine months ended September 30, 2008 from 45.9 days for the nine months ended September 30, 2007.

Investing activities.  Cash used in investing activities for the nine months ended September 30, 2008 was $1.2 million, which was primarily related to capital expenditures for the replacement of machinery and equipment, the automation of the assembly line to accommodate future growth and improvements to our warehouse distribution systems. Cash used in investing activities for the nine months ended September 30, 2007 of $1.7 million was primarily related to capital expenditures for the replacement of machinery and equipment, the automation of the assembly line and improvements to our warehouse distribution systems.

Financing activities.  Cash used in financing activities was $11.6 million for the nine months ended September 30, 2008 compared to cash used in financing activities of $1.8 million for the nine months ended September 30, 2007. The increase in cash used in financing activities between periods primarily resulted from higher paydowns on our term loan and revolving credit facilities offset by stock repurchases under our Repurchase Program.

Future Liquidity and Capital Needs.  Net working capital requirements increased by $6.7 million, or approximately 28.9%, to $29.9 million as of September 30, 2008, from $23.2 million as of September 30, 2007. We anticipate that requirements for working capital will increase during the fourth quarter of 2008, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $3.4 million for 2008 for several key projects, including investment in our information technology infrastructure, improvements to our fixture infrastructure and improvements to our manufacturing and distribution equipment. We expect capital requirements related to fixture infrastructure to total $4.1 million in 2008 and 2009. A total of $1.3 million is budgeted in 2008, of which $0.4 million was incurred as of September 30, 2008.  Capital requirements related to manufacturing include a major project undertaken in 2007 to automate a product assembly line that is used to assemble products that represented approximately 36.9% of our total sales in 2007. We expect the aggregate capital requirements of this project to total $1.7 million, of which $1.4 million was incurred as of September 30, 2008. In addition to an estimated $0.3 million in new equipment for the automated assembly line project, we expect to need to make improvements to other manufacturing and distribution equipment at a cost of approximately $0.8 million and improvements to our leasehold facilities of approximately $0.2 million in the fourth quarter of 2008. We incurred $1.2 million of capital expenditures for the nine months ended September 30, 2008. We believe that our cash flows from operations and funds from our revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Current economic conditions, including the difficulty in obtaining financing and decreased consumer spending, could have a negative impact on the financial stability of our retailer customers. A small number of our customers account for a large percentage of our net sales and accounts receivable. If any of our significant retailer customers is unable to finance purchases for our products or defaults on amounts owed to us, it would have an adverse impact on our results of operations and financial condition, including our liquidity. A decrease in consumer discretionary spending as a result of the current economic conditions may also decrease the demand for our products.  Reduced consumer spending may cause us to lower prices, increase our trade spending or suffer significant product returns from our retail customers, any of which would have a negative impact on our gross margins.

Credit Facilities

On November 14, 2006, we entered into a senior credit agreement with a bank that will terminate in 2011 and consists of a $15.0 million term loan facility and a revolving credit facility providing for borrowings of up to $20.0 million. At September 30, 2008, we had $2.0 million of outstanding indebtedness under our revolving credit facility and $18.0 million available for borrowing. The availability under the revolving credit facility is reduced by outstanding letters of credit.

Borrowings under the senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc., and are secured by liens on substantially all of the assets of Physicians Formula, Inc., including the assets of its subsidiaries. Amounts outstanding under the term loan facility totaled $11.3 million at September 30, 2008. There were no outstanding letters of credit as of September 30, 2008. The interest rate on the term loan was 4.6% at September 30, 2008. Payments under the term loan facility are due quarterly, increasing from initial quarterly payments of $375,000 to $562,500 as of December 31, 2007, $750,000 as of December 31, 2008, $937,500 as of December 31, 2009 and $1,125,000 as of December 31, 2010. Quarterly payments of $375,000 were made on January 1, 2007, April 2, 2007, July 16, 2007 and October 2, 2007 and quarterly payments of $562,500 were made on January 2, 2008, March 31, 2008, June 30, 2008 and September 11, 2008.

On July 8, 2008, we entered into the first amendment to our senior credit agreement, which reduced the applicable interest rates on borrowings under the term loan and revolving credit facilities by 0.25%. The revolving credit facility is also subject to a commitment fee of 0.25% on any unused commitments.

On September 9, 2008, we entered into the second amendment to our senior credit agreement, which permits Physicians Formula, Inc. to directly purchase shares of our common stock or to make cash distributions to us to allow us to repurchase shares of our common stock in an amount not to exceed $12 million in the aggregate.

The senior credit agreement contains the following financial covenants: a maximum total leverage ratio; a minimum fixed charge coverage ratio; a minimum net worth requirement; and a limitation on capital expenditures (which may be no more than $3,000,000 per fiscal year). As of September 30, 2008, we were in compliance with these covenants.

The senior credit agreement contains certain additional negative covenants, including limitations on the ability of Physicians Formula, Inc., our operating subsidiary, to: incur other indebtedness and liens; fundamentally change in its business through a merger, consolidation, amalgamation or liquidation; sell assets; pay cash dividends or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with our affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; and change our line of business. Also, the senior credit agreement requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of satisfactory replacement assets.

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

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Foreign Currency Risk.

The Company sells to Canadian customers in Canadian dollars and pays overseas suppliers and third-party manufacturers in U.S. dollars. An increase in the Canadian dollar relative to the U.S. dollar could result in lower net sales and higher selling, general and administrative expenses. Additionally, the Company holds Canadian dollars in a cash account, which could result in higher unrealized foreign currency exchange losses due to a decrease in the Canadian dollar relative to the U.S. dollar. Further, a decrease in the value of the Euro and the Chinese Yuan relative to the U.S. dollar could cause our suppliers to raise prices that would result in higher cost of sales. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecasted with reliable accuracy. Our current sales to Canadian customers and reliance on foreign suppliers for many of the raw materials and components used to produce products make it possible that our operating results may be affected by fluctuations in the exchange rate of the currencies of our customers and suppliers. We do not have any foreign currency hedges.

(b)  Interest Rate Risk.

We are exposed to interest rate risks primarily through borrowings under our revolving loan and term loan facilities. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our revolving loan and term loan facilities during the nine months ended September 30, 2008, was $17.9 million and the weighted-average interest rate in effect at September 30, 2008, was 4.7%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $134,000 change to interest expense for the nine months ended September 30, 2008.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007 except as follows:

Current economic conditions and disruptions in the financial markets could have an adverse effect on our retailer customers and, in turn, on our business, results of operations and financial condition.

    Current economic conditions, including the difficulty in obtaining financing and decreased consumer spending, could have a negative impact on the financial stability of our retailer customers. A small number of our customers account for a large percentage of our net sales and accounts receivable. If any of our significant retailer customers is unable to finance purchases for our products or defaults on amounts owed to us, it would have an adverse impact on our results of operations and financial condition, including our liquidity. A decrease in consumer discretionary spending as a result of the current economic conditions may also decrease the demand for our products.  Reduced consumer spending may cause us to lower prices, increase our trade spending or suffer significant product returns from our retail customers, any of which would have a negative impact on our gross margins.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) Purchases of Equity Securities by the Issuer

The following table provides information about our repurchases of our common stock during the three months ended September 30, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1, 2008 through July 31, 2008	-	-	-	-
August 1, 2008 through August 31, 2008	-	-	-	-
September 1, 2008 through September 30, 2008	254,741	$6.22	254,741	$8,400,000
Total	254,741	$6.22	254,741	$8,400,000

(1)
Represents shares purchased under the Repurchase Program announced and approved by the Board of Directors on September 11, 2008. All shares were repurchased in open market transactions under the Rule 10b5-1 Trading Plan which the Company entered into in connection with the Repurchase Program.

(2)
The Repurchase Program authorizes the Company to repurchase up to $10 million of its outstanding common stock. The Repurchase Program has no expiration date and does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	First Amendment to Credit Agreement, dated July 8, 2008, by and among Physicians Formula, Inc., the several banks and other lenders from time to time party to the Credit Agreement and Union Bank of California, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K (File No. 001-33142) filed on July 11, 2008).
10.2	Second Amendment to Credit Agreement, dated September 9, 2008, by and among Physicians Formula, Inc., the several banks and other lenders from time to time party to the Credit Agreement and Union Bank of California, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the registrant's current report on Form 8-K (File No. 001-33142) filed on September 12, 2008).
10.3	Stock Repurchase Instruction, dated September 12, 2008, between the registrant and Deutsche Bank Securities, Inc.
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Joseph J. Jaeger, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.
/s/ Ingrid Jackel
Date: November 3, 2008	By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ Joseph J. Jaeger
Date: November 3, 2008	By: Joseph J. Jaeger
Its: Chief Financial Officer (principal financial officer)