Form 10-K
period 2008-12-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2009-03-31
CIK 1269871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $131,799,722 (based upon the closing sale price of the common stock on that date on The Nasdaq Global Select Market).

The number of shares of the registrant’s common stock outstanding as of March 27, 2009 was 13,577,118.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Physicians Formula Holdings, Inc. definitive Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2008 are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Our Company

The Physicians Formula brand was created in 1937 and we were formed in 2003 as a Delaware corporation. We are one of the fastest growing cosmetics companies of the ten largest in the U.S. mass market channel by retail sales based on ACNielsen data for the 52 weeks ended February 21, 2009. We specialize in developing and marketing innovative, premium-priced products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, rather than focusing on changing fashion trends. Our products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eye liners, brow makeup and mascaras.

We sell our products in the mass market channel to retailers such as Wal-Mart, Walgreens, CVS, Target and Rite Aid. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 29,500 of the 45,000 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 44.1% of our net sales for the last three years.

We position ourselves as a mass market prestige, or “masstige” brand, within the U.S. mass market channel of the cosmetics industry. Our primary product categories are face and eye makeup. We are one of the fastest growing cosmetics brands in the masstige market, as we define it, with a 5.0% growth rate over the prior year period, based on ACNielsen data for the 52 weeks ended February 21, 2009. Based on ACNielsen data, our share of the masstige market at food, drug and mass volume retailers other than Wal-Mart (which does not supply data to ACNielsen) was 8.0% for the 52 weeks ended February 21, 2009.

Our goal is to continue to profitably expand our presence in the mass market channel in the U.S. and abroad. We have grown net sales to $114.0 million in 2008 from $95.4 million in 2006, representing a compounded annual growth rate of 9.3%. We intend to continue to grow by introducing new and innovative products, expanding our U.S. distribution, entering new categories, expanding into new channels and geographic markets and by improving our operating margin.

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

Product Innovation.  We consider ourselves a leading product innovator. We have a history of successfully developing new and innovative products and quickly introducing them to the mass market channel. In 1997, we introduced multi-colored face powder to the mass market channel with the launch of Powder Palette®, which continues to be one of our top-selling products today. Other examples of innovative product launches include Covertoxten50™ wrinkle therapy face powder and foundation, Shimmer Strips custom bronzers and Magic Mosaic® face powders. Our Mineral Wear® face powder, which we launched in 2005, was the first pressed and multi-colored, mineral face powder sold in the mass market channel. In 2008, we introduced the first 100% natural origin makeup line formulated with certified organic ingredients with the launch of our Organic Wear® product line. Over the last three years, we have introduced an average of 88 new products each year. Our top three retailer customers stocked, on average, over 77.0% of our new product launches in 2008.

Strong Quality Perception and Market Positions.  We are a leading cosmetics brand in the mass market channel, with a growing and loyal consumer base. In a 2007 study commissioned by us, respondents who purchased our brand were asked to rank their perception of that brand’s quality. We received the highest perceived brand quality among masstige cosmetic brands by our consumers. We support our brand with national advertising in leading women’s magazines, continuous product innovation and attractive point-of-purchase merchandising. Please refer to “—Market Share” for a more detailed discussion.

Compelling Proposition to Retailers.  Our innovative, high-quality products sell at premium price points and generate above-average return on investment for retailers. Our brand enjoys broad consumer appeal across different age groups and ethnicities and attracts consumers who tend to be affluent. We believe consumer demand for our products has motivated our retailer customers to increase the number of stores in which they sell our products and to increase our assigned shelf space within their stores. In August 2008, we were awarded the Front End Supplier of the Year by the Rite Aid drugstore chain.

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

Experienced Management Team.  Our senior management team has considerable experience and expertise, with an average of 21 years of experience in the cosmetics industry. Ingrid Jackel, our Chief Executive Officer, Jeff Rogers, our President, and Joseph J. Jaeger, our Chief Financial Officer, have been with Physicians Formula since 1997, 1991 and 2004, respectively.

Our Growth Strategy

We intend to continue to increase our market share and to grow our business by pursuing the following strategies:

Continue to Develop and Introduce New Products.  Over the last three years, we have introduced an average of 88 new products each year, and we intend to introduce a significant number of new products going forward. Our product development team employs a 12-month product development process that incorporates technological advances as well as our core industry knowledge and awareness of global trends. Building on our face and eye makeup expertise, we continue to target under-developed categories to offer consumers innovative and visually appealing products for specific yet common cosmetic needs. We believe our problem-solution approach creates an opportunity to extend new product appeal beyond the life cycles of traditional color cosmetics.

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

The following table sets forth our estimates of our total distribution, measured by stores multiplied by stock keeping units, or “SKUs,” from 2004 to 2008:

Physicians Formula Store and SKU Count
	2008	2007	2006	2005	2004
Total Stores	29,500	27,000	24,000	21,700	19,800
Average SKUs per Store	156	145	134	119	104
Total Distribution (SKUs times Stores)	4.6 million	3.9 million	3.2 million	2.6 million	2.1 million

We have increased the number of stores in which we sell our products by 49.0% from 2004 to 2008 and we have increased our total distribution by over 119.0% during the same period. Despite these increases, we believe there are significant opportunities for future growth, as our largest competitors currently sell their products in significantly more stores and have significantly more selling space per store than we do.

Expand into Adjacent Categories with Innovative Products.  We believe our reputation for developing innovative, problem-solution products creates opportunities for us to expand into cosmetics categories in which we do not currently have a significant presence. Our current product lines address only approximately half of the cosmetics categories. We plan to capitalize on our goodwill with retailers and our innovation expertise to expand not only in our current product categories, but also into adjacent cosmetics categories, such as lip and skin care. In conjunction with our expansion into adjacent categories, we intend to use cost-effective and integrated marketing strategies in advertising, public relations, promotions, packaging and pricing.

Expand into New Channels and Increase International Presence.  We are also seeking to expand into new sales channels in order to reach a broader market. We also intend to expand our presence in our existing foreign markets and in foreign markets not currently served by Physicians Formula.

Continue to Identify Opportunities for Operating Margin Improvement.  We continue to work on improving our low-cost structure by pursuing cost saving opportunities through product assembly automation and direct sourcing of components.

Market, Ranking and Other Data

We position ourselves as a “mass market prestige,” or “masstige,” brand within the U.S. mass market channel of the cosmetics industry. The term “masstige” describes a retail category that includes products that are priced below the high-end prestige segment and above the low-end mass segment and that are distributed through the mass market channel. We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oréal, Max Factor, Neutrogena, Revlon, OPI, Borghese and Iman. According to ACNielsen data, these brands, other than Max Factor, were the only mass-distributed brands whose products had average retail prices 30% or more above the average price for similar products in “food, drug and mass volume retailers other than Wal-Mart” for the 52 weeks ended February 21, 2009 and whose retail sales in the mass market channel were over $2 million during the same period. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 30% above the average price for similar products within “food, drug and mass volume retailers other than Wal-Mart” because we do not view them as our principal competitors. We have included Max Factor in the masstige market because we view the brand as a principal competitor as a result of its premium-priced brand positioning, notwithstanding the fact that for the 52 weeks ended February 21, 2009, its products did not have an average retail price 30% over the average price for similar products in “food, drug and mass volume retailers other than Wal-Mart”.

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

Products

We develop, manufacture and market a broad selection of products in various cosmetics categories. The following table sets forth the core categories in which we compete and selected examples of products we manufacture within those categories:

Category	Product Lines		Representative Products
Face Makeup	•	Face Powders	•	Mineral Wear®, Organic Wear®, Powder Palette®
	•	Bronzers	•	Magic Mosaic®, Powder Palette®, Shimmer Strips, Mineral Wear®, Organic wear®, Summer Eclipse®, Pearls of Perfection®, Solar Powder
	•	Concealers	•	Gentle Cover® Concealer, Circle Rx™, Conceal Rx™, Mineral Wear®, Concealer Twins®, Concealer 101
	•	Blushes	•	Powder Palette®, Mineral Wear™, Magic Mosaic®
	•	Foundation/Tinted Moisturizer	•	Mineral Wear®, Organic wear®
Eye Makeup	•	Eye Shadows	•	Shimmer Strips, Baked Collection®, Organic wear®,Eyebrightener®
	•	Eye Liners	•	Eye Definer Felt-Tip Eye Marker, Organic wear®, Eye Definer
	•	Brow Makeup	•	Brow Tweez™, Brow Definer
	•	Mascara	•	Mineral Wear™, Plump Potion®

Face makeup.  The face makeup category is our largest category, accounting for approximately 80.9% of our net sales in 2008. We divide this category into face powders, bronzers, concealers, face color (blush) and foundation/tinted moisturizers. Our face powders and bronzers typically address minor imperfections and require a one-step application. Our concealers and neutralizers use color correction to address more significant imperfections, such as under-eye circles, blemishes, scars, birthmarks and post-cosmetic surgery discolorations. Our compact and liquid foundations and tinted moisturizers address uneven skin tone and provide skin protection.

Face powders can be used over foundation or alone, to minimize shine, discolorations and imperfections, creating a smoother, more even skin tone. Based on ACNielsen data for the 52 weeks ended February 21, 2009, we are a leader in the face powders category with an approximate 43.3% share in the masstige market, as we define it, and our share has remained relatively consistent when compared to the prior-year period. We also currently market one of the best selling face powders in the masstige market. Our face powder products include Powder Palette®, a multi-colored face powder based on color correction principles, Mineral Wear®, a pressed and loose talc-free mineral face powder developed for sensitive and breakout-prone skin, and Organic wear®, the first ever 100% natural origin face powder made with certified organic ingredients.

Bronzers enhance skin tone to provide a “sunkissed” look without the damaging effects of the sun. In 1997, we introduced bronzers, a product formerly offered primarily by department stores for the summer season, to the mass market channel, and have since expanded our product offering to include a full, year-round bronzer selection. Based on ACNielsen data for the 52 weeks ended February 21, 2009, we are a leader in the bronzers category with an approximate 77.3% market share in the masstige market, as we define it. Our bronzers include Magic Mosaic®, a multi-colored bronzer that lets you customize your shade from dark to light, Shimmer Strips, a multi-colored, shimmering bronzer for a glamorous tan glow, and Summer Eclipse®, a multi-colored bronzing and shimmery face powder for a radiant tan glow.

We introduced our concealing correction tools to the mass market channel in 1993, and have continued to introduce new concealing correction products. Our concealer products include Gentle Cover®, Concealer Twins® and Conceal Rx. We currently have a broad range of yellow, green and flesh tone concealers aimed at covering and correcting skin imperfections, from dark under-eye circles to red blemishes, scars, birthmarks or post-cosmetic surgery discolorations.

We offer powder and cream blushes that contour the face and accentuate cheekbones with soft color. In 2001 we introduced Planet Blush® and have since expanded in this category with products such as Powder Palette Blush®, Mineral Wear® Blush and Organic wear® Blush. Based on ACNielsen data for the 52 weeks ended February 21, 2009, we had an approximate 16.7% share of blush in the masstige market, as we define it, compared to 14.8% in the prior-year period.

Foundations, with face powders or alone, provide all over coverage and minimize uneven skin tone. Two examples of our foundation and tinted moisturizer products are Mineral Wear ®, a foundation designed to reduce skin irritation and breakouts, and Organic Wear® 100% Natural Origin Tinted Moisturizer, which hydrates and evens out skin tone with sheer coverage. We intend to expand our foundation product offerings, because foundation is one of the largest cosmetics categories.

Eye makeup.  The eye makeup category is our second largest category, accounting for approximately 14.1% of our net sales in 2008. The category consists of four categories: eye shadows, eye liners, brow makeup and mascara. Our eye makeup includes Shimmer Strips Custom Eye Enhancing Shadow and Liner, nine shades perfectly coordinated to enhance each eye color, Baked Collection®, a wet/dry eye shadow trio, Eye Definer Felt-Tip Eye Marker, Plump Potion® Lash Stimulating and Plumping Mascara, and Brow Tweez™ 3-in-1 Tweezer-Pencil-Shaper. Based on ACNielsen data for the 52 weeks ended February 21, 2009, we had an approximate 4.4% share of the masstige market, as we define it, in the eye makeup category. We intend to offer more eye makeup products if we are able to increase our space in retail stores.

Other.  We introduced Plump Potion® Needle-Free Lip Plumping Cocktail in 2006 and Organic wear® 100% Natural Origin Lip Veil in 2008. We plan to offer new lip products, applying the same level of innovation and functionality to the lip category as we do in our core categories. All other categories accounted for approximately 5.0% of our net sales in 2008.

Market Share

The following table sets forth the market position and approximate share, based on retail sales, of our products in selected categories within the masstige market, as we define it, based on ACNielsen data for the 52 weeks ended February 21, 2009:

	52 Weeks Ended February 21, 2009
	Masstige Ranking (2)	Masstige Share (3)
Face
Face Powders	1	43%
Bronzers (1)	1	77%
Concealers	5	17%
Blush	3	17%
Foundation	5	2%
Eye
Eye Shadows	5	10%
Eye Liners	5	4%
Brow Makeup	4	4%
Mascara	6	2%
________________________
(1)	Bronzers are a subcategory of face powders.

(2)
We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oréal, Max Factor, Neutrogena, Revlon, OPI, Borghese and Iman. According to ACNielsen data, these brands, other than Max Factor, were the only mass-distributed brands whose product had average retail prices 30% or more above the average price for similar products in food, drug and mass volume retailers other than Wal-Mart for the 52 weeks ended February 21, 2009 and whose average retail sales in the mass market channel were over $2 million during the same period. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 30% above the average price for similar products within food, drug and mass volume retailers other than Wal-Mart because we do not view them as our principal competitors. Please refer to “Market, Ranking and Other Data” on page 2 for a more detailed discussion.

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

Distribution Channels and Retailer Customers

We currently sell our products in approximately 29,500 stores in over 70 different retailers in the food retail, drug chain, mass volume, specialty retail and wholesale channels. Our top ten U.S. customers represented approximately 80.8% of our gross sales in 2008. Sales to Wal-Mart, Walgreens, CVS and Target accounted for an aggregate of 63.9% of our gross sales in 2008, with sales to each of these customers accounting for greater than 10% of our gross sales in 2008. In the first quarter of 2009, one of our largest retailer customers informed us that as a result of a change in its strategy, the customer intends to reduce the space allocated to the entire color cosmetics category in its stores in 2010, which will most likely affect all brands in the category.  This change will have a negative impact on our net sales and results of operations, and could result in a complete loss of our distribution at the customer. This customer accounted for 16% of our gross sales in 2008.

We do not enter into long-term or exclusive contracts with our customers. Sales to our customers are generally made pursuant to purchase orders. We seek to enhance our customer relationships by regularly updating our product offering, delivering our products on time and providing consistent marketing support, category management services and customized trade allowance programs. Our customers expect quick response times on standard orders, and we generally do not have a material order backlog.  We did not have any backlog orders as of December 31, 2008.

We entered the Australian market in 1994 and the Canadian market in 1998. Australia and Canada represented approximately 13.5% of our net sales in 2008.

New Product Development

We introduce a significant number of products each year and believe it is critical to our continued growth that we continue to do so. We seek to be first-to-market in the mass market channel with many of our products.

Our new product development team consists of marketing, research and development, packaging, engineering and global sourcing professionals. Our team employs a 12-month product development process that incorporates our core industry knowledge, awareness of global trends and technological advances and sensitivity to retail needs. Members of our new product development team attend the principal industry trade shows in the U.S., Europe and Asia. We spent $775,000, $671,000 and $776,000 on research and development in 2008, 2007 and 2006, respectively.

We believe we are broadly recognized as a leading innovator in the masstige market. Our products have received awards and editorial recognition, including “America's Healthiest Beauty Awards - Bronzer” by Health magazine in June 2008, “Best Highlighter” by SELF magazine in May 2008, “Best Lip Plumper” by Star magazine in May 2008, “Best Mass-Market Product Launch” by WWD Beauty Biz in December 2007 and “Best of Beauty” by SELF magazine in May 2007.

Marketing and Sales

We position ourselves as a masstige cosmetics company and market our products to consumers in the U.S. mass market channel and other channels outside the U.S. Our consumer marketing includes print, out-of-home and digital advertising, as well as point-of-sale merchandising, including displays, promotions and samples, and non-traditional advertising, such as taxi tops.

Our advertising strategy includes print in major beauty and women service publications in the U.S. and Canada, digital advertising in key websites, in-store entrance ads, non-traditional advertising, such as taxi tops, and free standing inserts in Sunday newspapers. We strive to feature fresh, modern, vibrant imagery in our marketing campaigns to provide a “real woman” quality to which our consumers can relate.

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

We maintain two web sites, www.physiciansformula.com and www.organicwearmakeup.com, both of which feature current product and promotional information to educate and inform consumers about our products. Our web sites are updated regularly to stay current with our new product offerings.

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

Raw Materials and Suppliers

We purchase raw materials, components, such as plastic compact containers, plastic tubes or brushes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from foreign and U.S. suppliers. Ten of our top 15 suppliers, are located in Europe or Asia. These ten foreign suppliers represented approximately 56.9% of our purchases of raw materials, semi-finished goods and components in 2008. We purchase a significant portion of our powders from suppliers in Italy and our components from suppliers in China. Our suppliers range from small family-owned businesses to large multinational corporations. We maintain relationships with a broad base of manufacturers in an effort to utilize those with the latest technologies and highest quality standards and to benefit from their knowledge of the newest manufacturing techniques. We have implemented a strategy that enables us to source components directly from Asian manufacturers, thereby eliminating a broker mark-up.

We generally do not have long-term or exclusive agreements with our suppliers. We purchase raw materials, components and semi-finished goods from third-party suppliers on an as needed basis. We maintain our supplier relationships on arms-length terms. We have not experienced any difficulty obtaining raw materials, components or semi-finished goods and we believe we currently have adequate sources for our anticipated future production needs. We believe we have good relationships with our suppliers and that there are alternative sources in the event that raw materials, components and semi-finished goods from one or more of these suppliers is unavailable. We continually review our needs against the capacity of our suppliers to ensure that we are able to meet our production goals, manage costs and operate efficiently.

Manufacturing

We manufacture our products at two facilities located in City of Industry, California and one facility located in Covina, California, which are approximately 20 miles east of Los Angeles. The adjoining facilities in City of Industry are approximately 25,000 and 20,000 square feet, respectively, and are both leased under a three-year contract that expires in December 2010. The Covina facility is approximately 72,500 square feet and is leased under a three and a half year term lease expiring in December 2010. Our manufacturing consists of compounding and assembly. Currently, our compounding process is manual and requires highly skilled labor for weighing materials and compounding materials. We rely on four to seven manual assembly lines, one automated assembly line and eleven primary filling lines in our manufacturing facilities. We are in the final stages of completing an upgrade to the automated assembly line, which has reduced labor cost per unit and increased capacity.

Distribution

We distribute our products from a 62,000 square foot distribution facility in Azusa, California, which is 24 miles east of Los Angeles. This facility is leased under a three-year contract that expires in December 2010.

At our distribution center we:

•	store finished goods;
•	pick and pack for all domestic and most international customer orders;
•	conduct quality control for manufactured and assembled products;
•	process and store returns; and
•	assemble promotional displays.

We have also negotiated the use of space at a third-party warehousing company to handle our international customer orders and fluctuations in our inventory levels, which are significantly greater during the first and fourth quarters of each year. During peak periods, we rely on third-party logistics providers to ship some of our products to our retailer customers.

Patents and Trademarks

The major trademark used in our business is Physicians Formula, with many of our products sold under this brand. We have registered or applied to register many of our product trademarks in the United States. We have also registered the Physicians Formula trademark in over 40 foreign countries. We consider the protection of our trademarks and trade name to be an important element of our business. We have filed with the Trademark Trial and Appeal Board of the United States Patent and Trademark Office a petition for cancellation of the registered trademark Physicians Complex issued to Cosmed, Inc. for cosmetics products sold primarily on the Internet. As of December 31, 2008, we had approximately 234 registered U.S. and foreign trademarks that we intend to maintain, and we had approximately 33 trademark applications pending. Our registered trademark rights exist for as long as the trademark is used for the identified goods or services and we continue to renew the registered trademark.

We also protect some of our packaging and component concepts through design patents. We consider proprietary technology and patent protection to be an important element of our business. As of December 31, 2008, we had approximately 51 design patents issued and approximately 7 design patents pending. Our design patents expire between 2015 and 2020.

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

We utilize an IBM iSeries 520 computer located at our Azusa facility and seventeen IBM servers. The IBM iSeries 520 is used to run our enterprise resource planning applications. The servers are used for office document processing, electronic mail, security, virus protection and electronic interchange transactions. As a safeguard against a catastrophic event, we duplicate our files at the end of each day and transport those back-up files the following day to our City of Industry location. We have entered into an agreement with IBM to provide iSeries 520 disaster recovery services in case of a catastrophic event.

Seasonality

Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April; however, we expect the sell-in period to continue through June in 2009. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability—Seasonality.”

Employees

As of December 31, 2008, we employed approximately 174 full-time and 11 part-time employees. In addition, we subcontracted for approximately 266 workers through a temporary staffing agency. During the course of the year, we typically utilize between 200 and 500 subcontracted workers depending on seasonal fluctuations in demand for our products.

As of December 31, 2008, none of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory.

Regulation

We and our products are subject to regulation by the U.S. Food and Drug Administration, or the “FDA,” the U.S. Federal Trade Commission, or the “FTC,” as well as various other Federal, state, local and foreign regulatory authorities. These regulations principally relate to the safety of our ingredients and to the proper packaging, labeling, marketing, and advertising of our products. We believe that we are in substantial compliance with these regulations. Our manufacturing facilities in California are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreen.

Under the Federal Food, Drug and Cosmetic Act, or the “FDCA,” cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. Cosmetics are not subject to pre-market approval by the FDA, but the products and their ingredients must be tested to assure safety. If safety has not been adequately substantiated, a specific label warning is required. The labeling of cosmetic products is also subject to the FDCA and FDA regulations, as well as the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act, and FTC statutory and regulatory requirements.

    The FDA utilizes an “intended use” doctrine to determine whether a product is a drug or cosmetic by the labeling claims made for the product. If a cosmetic product is intended to treat a disease condition or to affect the structure or function of the human body, the FDA will regulate the product both as a drug and as a cosmetic. The product will then also be subject to all drug requirements under the FDCA, possibly including pre-approval by the FDA of the product before future marketing. The labeling of cosmetic products is subject to the requirements of the FDCA, Fair Packaging and Labeling Act, Poison Prevention Packaging Act and other FDA regulations.  If the FDA considers label claims for our cosmetic products to be claims affecting the structure or function of the human body, our products may be regulated as drugs.  If our products were regulated as drugs by the FDA, we would be required to conduct clinical trials to demonstrate safety and efficacy of our products in order to continue marketing those products.  However, we may not have sufficient resources to conduct any required clinical studies and because clinical trial outcomes are uncertain we may not be able to demonstrate sufficient efficacy or safety data to resume future marketing of those products.  The FDA may change the regulations as to any product category, including our sunscreen drug products, requiring a change in labeling, product formulation or analytical testing.  However, we may not have sufficient resources to conduct any required analytical testing, reformulate the product or make required label changes, possibly resulting in an inability to resume marketing these products.  Any inquiries or investigations from the FDA, FTC or other foreign regulatory authorities into the regulatory status of our cosmetic products and any subsequent interruption in the marketing and sale of those products could severely damage our brands and company reputation in the marketplace.

Environmental

We are subject to a broad range of frequently changing Federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the handling and disposal of, and exposure to, hazardous substances and the investigation and remediation of any contamination resulting from the release of any hazardous substances. We believe that our business, operations and facilities are in material compliance with all applicable environmental, health and safety laws and regulations, and future expenditures will be necessary in order to maintain such compliance.

    The shallow soils and groundwater below our City of Industry facility was contaminated by the former operator of the property. The former operator performed onsite cleanup and we anticipate that we will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, we believe the cost, which we are not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to us in the past, and that we believe remain financially able to do so.

The facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. We, along with many others, were named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). We entered into a settlement with another PVOU PRP (the "Work PRP") pursuant to which, in return for a payment we have already made and that was fully indemnified and paid by a second company, the Work PRP indemnified us against most claims for PVOU contamination and is performing the PVOU remediation. We have entered into a consent decree with the EPA and the other PRP that will resolve our liability for the cleanup of regional groundwater contamination without any payment by us to the EPA. The consent decree has been executed by the EPA and filed with the court and, following the mandatory public notice and comment period, is expected to be approved and entered by the court in the third quarter of 2009. Depending on the scope and duration of the cleanup, we may be requested to make further payments to the other PRP for regional groundwater remediation costs. We estimate the amount of any such additional payments would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. We expect any such additional payments by us to be covered by indemnities given to us by the other companies. Those companies may contest their indemnity obligation for these payments. We believe the companies are financially able to pay the liability. Because we believe it is not probable that we will be held liable for any of these expenses, we have not recorded a liability for such potential claims.

Our liability for these contamination matters and related claims is substantially covered by third-party indemnities and resolved by prior settlements, and borne by prior operators of the facility, their successors and their insurers. We are attempting to recoup approximately $0.7 million in defense costs from one of these indemnitors. These costs have been expensed as paid by us and are not recorded in our consolidated balance sheets.

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

    We depend on a small number of core retailer customers for a majority of our sales, including Wal-Mart, Walgreens, CVS, Target and Rite Aid. Sales to these five retailer customers accounted for an aggregate of 73.7% of our gross sales in 2008. None of our customers is under an obligation to continue purchasing products from us in the future. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. In the future, retailers in the mass market channel may undergo restructurings or reorganizations, realign their affiliations, close stores or otherwise suffer losses, any of which could decrease their orders for our products. The loss of one or more of our customers that, individually or in the aggregate, accounts for a significant portion of our sales, any significant decrease in sales to those customers, any significant decrease in our retail selling space in any of those customers’ stores, an interruption or decline of our customers’ business or a successful demand by those customers that we decrease our prices would reduce our sales and harm our business. In the first quarter of 2009, one of our largest retailer customers informed us that as a result of a change in strategy, the customer intends to reduce the space allocated to the entire color cosmetics category in its stores in 2010, which will most likely affect all brands in the category.  This change will have a negative impact on our net sales and results of operations, and could result in a complete loss of our distribution at the customer in 2010. This customer accounted for 16% of our gross sales in 2008.

Fluctuations in buying decisions of our retailer customers, the trend toward retail consolidation and changing policies and requests of our customers could harm our business.

We currently sell our products primarily in the mass market channel. Consequently, our sales are affected by fluctuations in the buying patterns of our retailer customers and consumers who shop in the mass market channel. These fluctuations may result from economic conditions or other factors. In addition, with the growing trend towards retail consolidation, we are increasingly dependent upon a few leading retailers, such as Wal-Mart, Walgreens, CVS, Target and Rite Aid, whose bargaining strength continues to grow due to their size. These customers have requested, and may continue to request, increased service and order accommodations. Our customers have also requested assistance with installation of new retail permanent fixtures and resets of our wall displays, which typically requires us to hire a third-party vendor to provide these services. Our customers could also request incremental trade allowance investments such as cash discounts, markdown allowances, in-store retailer advertising, coupon expense and other miscellaneous retailer allowances, and could require us to invest in radio frequency identification, an automatic data capture technology that uses “smart tags” attached to inventory for purposes of inventory control, or source tagging, a security tag attached to inventory. Our customers could also request price decreases that would negatively impact our margins, or reduce the number of SKUs in their stores. As a result, we may face substantially increased expenses to meet these requests, which would reduce our margins. We also may be negatively affected by changes in the policies and requests of our retail customers relating to service levels, inventory de-stocking or limitations on access to wall display space.

Our business and results of operations have been adversely impacted by the severe downturn in the U.S. economy and will continue to be impacted by general economic conditions.

    Our operations and financial performance are directly impacted by changes in the U.S. economy.  The significant downturn in the U.S. economy during the fourth quarter of 2008 significantly lowered consumer discretionary spending, which lowered the demand for our products.  Reduced consumer discretionary spending may cause us to lower prices, increase our trade spending or suffer significant product returns from our retailer customers, any of which would have a negative impact in our gross margins.  For example, in the three months ended December 31, 2008, as a result of tighter inventory controls imposed by our retailer customers, we received a lower volume of orders of new products than we have in the past.

    Current economic conditions could also have a negative impact on the financial stability of our retailer customers.  A small number of our customers account for a large percentage of our net sales and accounts receivable.  If any of our significant retailer customers is unable to finance purchases of our products or defaults on amounts owed to us, it would have an adverse impact on our results of operations and financial condition, including our liquidity.  It is uncertain if economic conditions or consumer confidence will deteriorate further, or when economic conditions or consumer confidence will improve.  If there is a prolonged recession, reduced consumer spending could have a material and adverse effect on our business, results of operations or financial condition.

We recently amended our senior credit agreement to, among other things, provide relief under the financial covenants in 2009.  If we are unable to comply with the new covenants, our business, results of operations and liquidity could be materially and adversely affected.

    Our senior credit agreement required us to comply with financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. On March 30, 2009, we entered into an amendment to the senior credit agreement to, among other things, eliminate the minimum fixed charge coverage ratio and the maximum total leverage ratio covenants and replace them with a minimum interest coverage ratio and a minimum EBITDA (as defined in the senior credit agreement) covenant and amend the minimum tangible net worth covenant, to give us relief under the financial covenants in 2009. The amendment also converted the entire senior credit facility, which previously consisted of an amortizing term loan and a revolving credit facility, into an asset-based revolving credit facility subject to a limitation on availability under a borrowing base formula, reduced the overall availability under the senior credit agreement, increased the applicable margin on interest rates for borrowings and shortened of the term of the credit facility to March 2010, as described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Credit Agreement.” If we had not obtained this amendment, we would not have been in compliance with the maximum total leverage ratio and the minimum fixed charge coverage ratio on March 31, 2009. We are operating in a challenging economic environment and our ability to comply with the new financial maintenance covenants in the senior credit agreement may be affected by future economic or business conditions beyond our control. A failure to maintain the financial covenants in our senior credit agreement, if we are not able to obtain an amendment or waiver in the future, would be an event of default under our senior credit agreement.  If there is an event of default under our senior credit agreement, we would be precluded from borrowing under our revolving credit facility and the indebtedness under our senior credit agreement could be declared immediately due and payable, which would have a material adverse effect on our business, financial condition and liquidity. There is no assurance that we would receive waivers should we not meet our financial covenants. Even if we are able to obtain a waiver, in connection with negotiating a waiver we may be required to agree to other changes in the senior credit agreement, including increased interest rates, tighter covenants or lower availability thresholds, or pay a fee for such waiver. If we are not able to comply with the new financial covenants in the senior credit agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity and, if we can obtain financing, that we will be able to do so on terms acceptable to us.

Our revolving credit facility matures on March 31, 2010.  If we are unable to extend the term of the senior credit agreement or to repay or refinance borrowings under the senior credit agreement, our business, results of operations and liquidity could be materially and adversely affected.

The recent amendment to our senior credit agreement, described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Senior Credit Agreement”, shortened the term of our revolving credit facility to March 2010.  Our ability to extend the senior credit agreement, or to repay or refinance borrowings under the senior credit agreement, will depend on, among other things, our financial condition at the time and the availability of financing.  We may not be able to repay borrowings under the senior credit agreement when they become due.  Given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to extend the senior credit agreement, or if we are unable to do so, to obtain other financing necessary to operate our business.  Further, any extension of the senior credit agreement or other financing may only be available on terms that are less favorable to us, and could cause an increase in our interest expense and decrease the amount of cash available for operations and investments in our business.  Our inability to extend the senior credit agreement or refinance our borrowings would materially adversely affect our business, results of operations and liquidity.

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

We compete in select product categories against a number of multinational manufacturers, many of which are larger and have substantially greater resources than we do. Therefore, these larger competitors have the ability to spend more aggressively on advertising, trade spending, marketing and research and to grow more quickly through acquisitions. Our largest competitors currently sell their products in significantly more stores and have significantly more selling space per store than we do. In addition, our current product lines compete in only approximately half of the cosmetics categories and we may not be able to compete successfully with companies with broader product offerings.

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

Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales will decline. In addition, our growth depends upon our ability to develop new products through new product lines, product line extensions and product improvements, which involve numerous risks. New product launches are essential to our continued growth. New products have contributed, on average, approximately 44.1% of our net sales for the last three years and approximately 42.0% of our net sales in 2008. As we grow, our reliance on new products may increase. We may not be able to accurately identify consumer preferences, translate our knowledge into consumer-accepted products or successfully integrate new products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development or marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our operating results. Unsuccessful product launches could also result in increased inventory write-downs. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We may not be able to successfully develop new products in the future, and our newly developed products may not contribute favorably to our operating results.

We are a small company that relies on a few key employees to ensure that our business operates efficiently. If we were to lose the services of any of these key employees, we would experience difficulty in replacing them, which would affect our business operations and harm our business and results of operations.

Our success depends to a significant degree upon the business expertise and continued contributions of our senior management team of only three individuals, any one of whom would be difficult to replace. As a result, our future results will depend significantly upon the efforts and retention of key employees, such as Ingrid Jackel, our Chief Executive Officer who is also currently and has historically been responsible for marketing and research and development, Jeff Rogers, our President who is also currently and has historically been responsible for sales, and Joseph J. Jaeger, our Chief Financial Officer who is also responsible for accounting and finance, operations, human resources and legal functions. We rely on this group of three individuals, who have an average of 21 years of cosmetics industry experience, for managing our company, developing our business strategy and maintaining our strategic relationships with our key retailer customers. Because we are a small company, we believe that the loss of key personnel would be more disruptive to us than it would be to a large, multinational manufacturer. Any of these employees could, with little or no prior notice, voluntarily terminate their employment with us at any time. We only maintain a life insurance policy on Ingrid Jackel. The loss of service of any of these key employees would harm our business and results of operations.

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

Our ability to succeed depends on our ability to grow our business while maintaining profitability. Introducing new products and expanding our distribution have contributed significantly to our recent results, but we must continue to develop new and innovative products and expand our distribution in order to maintain our growth and profitability. We are heavily dependent on new products, which have contributed, on average, approximately 44.1% of our net sales in the last three years and approximately 42.0% of our net sales in 2008. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including, without limitation:

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

Our growth has placed, and will continue to place, a strain on our management team, information systems, labor, assembly and distribution capacity and other resources. We are currently running two shifts at our Covina facility. We expect to use some outsourced manufacturing in the fourth quarter of 2009 and first quarter of 2010 to meet anticipated demand. Outsourcing manufacturing could impact our ability to maintain our quality standards, which could harm our reputation. We could also be forced to extend the second shift or add a third shift in the fourth quarter of 2009 and first quarter of 2010, which would be more expensive and would negatively affect our operating margins. We may experience additional constraints on capacity in the future. If we are unable to effectively address our capacity constraints or manage our future growth, our failure to do so would harm our business, results of operations and financial condition.

Our growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make, or are unable to make, the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our prospects and results of operations would suffer. In addition, if retailer customer demand exceeds forecasts, we could, from time to time, have an inadequate supply of products to meet customer demands.

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

Our ability to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. We estimate that our net working capital requirements will decrease in 2009 from $20.2 million in 2008 due primarily to a weakened consumer environment and tight inventory control by retailers. We have budgeted capital expenditures of $3.9 million for 2009, compared to $3.1 million in 2008, which consists of $1.5 million of property, plant and equipment expenditures and $2.4 million of retail permanent fixture expenditures.

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

The automation of our remaining manual assembly lines and any other efficiency improvements we may undertake could involve substantial investments and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. We expect to experience some capacity constraints at our product assembly and distribution facilities in the fourth quarter of 2009 and first quarter of 2010, and our failure to successfully implement efficiency improvements and capacity expansion could result in additional capacity constraints in the future. Failure to implement this efficiency improvement would result in increased costs which would reduce our margins and harm our business.

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

We pay the 200 to 500 workers provided to us by a third-party staffing service the California minimum wage, which increased to $8.00 per hour on January 1, 2008. Further increases in the minimum wage may lead to an increase in wages to our hourly employees who are currently paid above minimum wage.

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

All of our facility leases expire in December 2010. If we are unable to renew these leases on favorable terms or move to new facilities, our costs could increase, which would harm our business, results of operations and financial condition.

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

Substantially all of our products are assembled at our two adjacent manufacturing facilities in City of Industry, California and our third facility in Covina, California. Significant unscheduled downtime at these facilities due to equipment breakdowns, fires, power failures, earthquakes and other natural disasters, severe weather conditions or other disruptions would adversely affect our ability to provide products to our retailer customers in a timely manner. Although we maintain insurance coverage for our facilities, we cannot assure you that our insurance coverage will be adequate to cover all of our losses in the event of a catastrophic loss. In the future, insurance could become more expensive and difficult to maintain and may not be available on commercially reasonable terms or at all.

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

Our business is subject to numerous laws and regulations. The formulation, manufacturing, packaging, labeling, registration, advertising, distribution, importation, storage and sale of our cosmetic products are subject to extensive regulation by various Federal agencies, including the U.S. Food and Drug Administration, or the “FDA,” the U.S. Federal Trade Commission, or the “FTC,” the U.S. Environmental Protection Agency, or the “EPA,” and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Our facilities in City of Industry and Covina, California are registered with the FDA as drug manufacturing and repackaging establishments, respectively, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreen. Failure by us or our third-party suppliers to comply with those laws and regulations could lead to an enforcement action and the imposition of significant penalties or claims, resulting in significant loss of sales, and could have a negative effect on our business, results of operations and financial condition. If we fail to comply with Federal, state or foreign laws and regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of certain products, initiate product recalls, change product labeling, packaging or advertising or take other corrective actions. Any of these actions could harm our business, financial condition and results of operations. In addition, the adoption of new laws or regulations or changes in the interpretations of existing laws or regulations may result in significant compliance costs or discontinuation of products. Our failure to comply with FDA, FTC, EPA or state laws and regulations, or with laws and regulations in foreign markets, that cover our advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially adversely affect the distribution and sale of our products and our business.

    The FDA monitors compliance with the Federal Food, Drug and Cosmetic Act, or the “FDCA,”  through random inspection of cosmetic manufacturers and distributors to ensure that the products neither contain false or misleading labeling nor are manufactured under unsanitary conditions. FDA inspections also may occur following receipt of consumer or competitor complaints. In the event the FDA does find false or misleading labeling, unsanitary manufacturing conditions, or other instances of noncompliance with FDA requirements, our distribution channel may be affected, possibly by a product recall or by an insufficient supply of product in the marketplace, thereby resulting in reduced product sales and revenue to us and in increased costs to our operations.

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

    Our facilities in City of Industry and Covina, California are registered with the FDA as drug manufacturing establishments, thereby permitting the manufacture of cosmetics that contain over-the-counter, or “OTC”, drug ingredients such as sunscreen.   Our manufacturing facilities therefore are subject to routine and/or unannounced inspection by the FDA. All processes, methods and equipment must be compliant with current Good Manufacturing Practices, or “cGMPs,” which also requires extensive audits of vendors, contract laboratories and suppliers. The cGMPs govern quality control of the manufacturing process, documentation policies and procedures. In complying with cGMPs, we are obligated to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from customers purchasing our product and we could be subject to possible regulatory action. If an inspection by the FDA or state or other foreign regulatory authority indicates that there are deficiencies, we would be required to take remedial actions or our facility may be closed, and we may be subject to additional enforcement activity.

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

Under the FDCA, there is no pre-market approval requirement for cosmetics, and we believe we are permitted to manufacture and market our cosmetics without submitting safety or efficacy data to the FDA. However, if the FDA in the future were to conclude that our cosmetics or the ingredients included in our cosmetics should be regulated as drugs or biologics, rather than cosmetics, we may be required to conduct clinical trials to demonstrate the safety and efficacy of these products in order to continue to market and sell them. In such an event, we may not have sufficient resources to conduct the required clinical trial or may not be able to establish efficacy or safety of those products to the FDA’s satisfaction.  Furthermore, the clinical trials may be subject to unanticipated delays due to their time-consuming nature, and the outcome of any clinical trial is uncertain. Any inquiries by the FDA or any foreign regulatory authorities into the regulatory status of our cosmetics and any related interruption in the marketing and sale of these products could severely damage our brand reputation and image in the marketplace, as well as our relationships with retailer customers, which would harm our business, results of operations and financial condition.

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

Our City of Industry facility was contaminated, and subsequently remediated, by the former operator of the property. In addition, the facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” of the San Gabriel Valley Superfund Site. We, along with many others, were named a potentially responsible party for the regional contamination by the United States Environmental Protection Agency. To date, our liability for this matter has been substantially covered by indemnities and resolved by prior settlements, and borne by prior operators of the facility and the business, one of their successors and one of their insurers. We are, however, attempting to recoup approximately $0.7 million in defense costs from one of our indemnitors. These costs have been expensed as paid by us and are not recorded in our consolidated balance sheets. We may be subject to additional claims resulting from the historical site contamination and regional contamination. We have not established a reserve for additional claims, as we believe that it is not probable that we will be held liable for any of these claims. Failure by one or more of the responsible parties and/or our indemnitors to honor their obligations could cause us to incur liability which could be material.

We rely heavily on a staffing service to provide us with workers and could face significant employment claims that could harm our reputation, business, results of operations or financial condition.

We have contracted with a staffing service to supply us with workers. The number of workers supplied by the staffing service varies between a minimum of approximately 200 and up to 500, based on seasonal demands for our products. Actions taken by these workers or the agency that provides them to us could subject us to significant liability. An inherent risk of using workers supplied by a third party is that we may face possible claims of employment of undocumented workers, claims of violations of the National Labor Relations Act, discrimination or harassment, claims under health and safety regulations and other related claims. We may also be subject to claims that these workers should be deemed our employees for ERISA, federal taxation or other purposes. Any of these claims could require us to pay substantial fines and monetary damages. In addition, we could face negative publicity that would harm our brand. Any of these negative consequences would harm our reputation, business, results of operations or financial condition.

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

Our freight cost is impacted by changes in fuel prices through surcharges and price increases. Fuel prices and surcharges affect freight cost both on inbound shipments from our suppliers to our assembly and distribution facilities and on outbound freight from our distribution center to our retailer customers. For example, fuel surcharges increased the outbound freight costs charged by 12.9% for 2008. We have experienced similar increases from other carriers. Increases in fuel prices and surcharges and other factors may increase freight costs and thereby increase our cost of sales and selling, general and administrative expenses.

We are subject to a variety of social, political and economic risks associated with doing business outside of the United States.

For the year ended December 31, 2008, approximately 13.5% of our net sales were attributable to our business in Canada and Australia. In addition, ten of our top 15 suppliers, which include U.S. brokers that purchase raw materials, semi-finished goods and components on our behalf, are located in Europe or Asia. These ten foreign suppliers represented approximately 56.9% of our purchases of raw materials, semi-finished goods and components in 2008. In particular, we purchase significant portions of our powders from suppliers in Italy and our components from suppliers in China. We may encounter risks of doing business outside of the United States including:

·	unexpected changes in, or impositions of, laws or regulatory requirements;
·	fluctuations in foreign exchange rates, which could cause fluctuations in the price of our products in foreign markets or in the cost of certain raw materials purchased by us;
·
delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax treatment;

·	potential trade restrictions and exchange controls;
·	differences in protection of our intellectual property rights; and
·	the burden of complying with a variety of foreign laws and regulations.

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

Risks Related to Our Common Stock

The price of our common stock has declined substantially in recent months and may continue to be highly volatile and subject to wide fluctuations or decrease over time.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The market price for shares of our common stock has declined substantially in recent months and could decline further if our future operating results fail to meet or exceed the expectations of market analysts and investors or current economic or market conditions persist or worsen. Factors that could cause fluctuations in our future stock price may include, among other things:

•	introductions of new products or new pricing policies by us or by our competitors;
•	the gain or loss of significant customers or product orders;
•	actual or anticipated variations in our quarterly results;
•	the announcement of acquisitions or strategic alliances by us or by our competitors;
•	recruitment or departure of key personnel;
•	failure to comply with covenants in our senior debt agreements;
•	the level and quality of securities research analyst coverage for our common stock;
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

We may not be able to maintain the listing of our common stock on the NASDAQ Global Select Market, which may make it more difficult for investors to sell shares of our common stock.

Our common stock is listed on The NASDAQ Global Select Market.  In order to maintain that listing, we are required to satisfy various minimum financial and market related requirements, including, among others, maintaining a $1.00 per share minimum closing bid price for our common stock.  In response to current market conditions, NASDAQ has temporarily suspended the minimum closing bid price requirement through July 19, 2009.  On March 9, 2009, the closing bid price for our common stock was $1.00 per share.  If the closing bid price of our common stock fails to meet NASDAQ’s minimum closing bid price requirement for at least 30 consecutive trading days starting July 20, 2009, or such later date to which NASDAQ may extend its suspension of this requirement, or if we otherwise fail to meet all applicable requirements of the NASDAQ Global Select Market, NASDAQ may make a determination to delist our common stock.  Any delisting could adversely affect your ability to sell our common stock, and the market price of our common stock could decrease.  A delisting could also adversely affect our ability to obtain financing for the continuation of our operations and/or result in the loss of confidence by investors, customers and employees.

We do not intend to pay dividends on our common stock for the foreseeable future.

    Since becoming a public company in 2006, we have not paid dividends and we do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used for the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of Physicians Formula, Inc. to pay dividends to us. Under the terms of our senior credit agreement, our principal subsidiary, Physicians Formula, Inc., is generally prohibited from paying dividends to us. As a result, your only opportunity to achieve a return on your investment in us will be if the price of our common stock increases and if you are able to sell your shares at a profit. You may not be able to sell shares of our common stock at a price that exceeds the price that you paid.

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

Our amended and restated certificate of incorporation and by-laws contain the following provisions that could have an anti-takeover effect:

•	stockholders have limited ability to call stockholder meetings and to bring business before a meeting of stockholders;
•	stockholders may not act by written consent;
•	directors may only be removed from office for cause and by the affirmative vote of the holders of at least 66 2/3 % of the total votes eligible to be cast in the election of directors;
•	our board of directors may authorize the issuance of preferred stock with such rights, powers and privileges as the board deems appropriate.

These provisions may make it difficult for stockholders to replace management and could have the effect of discouraging a future takeover attempt, which is not approved by our board of directors, but which individual stockholders might consider favorable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth our principal facilities as of December 31, 2008. The first three of these facilities are leased under three year lease contracts that expire in December 2010 and the fourth of these facilities is leased under a three and a half year lease contract expiring in December 2010:

Location	Use	Approximate Square Footage	Ownership Interest
Azusa, California	Corporate office, distribution	82,000	Lease
City of Industry, California	Manufacturing	20,000	Lease
City of Industry, California	Manufacturing, office	25,000	Lease
Covina, California	Manufacturing	72,500	Lease

    The facilities in the City of Industry have a renewal option for at least an additional 36 months when the contracts expire in December 2010. One of the facilities in the City of Industry has an additional renewal option of 60 months when the contract expires in December 2010. The facility in Covina has a renewal option for an additional 36 or 72 months when the contract expires in December 2010. The facility in Azusa does not have a renewal option when the contract expires in December 2010. We expect to enter into a new lease that is adequate for our needs or renew the Azusa lease upon expiration in December 2010.

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

There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “FACE.”  The following table sets forth the high and low sale prices for our common stock for the periods indicated as regularly reported by The Nasdaq Global Select Market:

	High	Low
Year Ended December 31, 2008:
Fourth Quarter	$5.99	$2.58
Third Quarter	10.09	5.47
Second Quarter	11.56	8.73
First Quarter	11.92	7.88
Year Ended December 31, 2007:
Fourth Quarter	13.49	10.09
Third Quarter	16.04	8.26
Second Quarter	22.02	14.33
First Quarter	23.25	17.90

As of March 27, 2009, there were 89 holders of record of our outstanding common stock.

Dividends

Since becoming a public company in 2006, we have not paid dividends and we do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used for the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of our subsidiaries to pay dividends to us. Under the terms of the senior credit agreement, our principal subsidiary, Physicians Formula, Inc., is generally prohibited from paying dividends to us.

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

Comparison of 12-Month Cumulative Total Return
Among Physicians Formula Holdings, Inc., the
Nasdaq Global Select Index and the Dow Jones
U.S. Personal Products Index

	Cumulative Total Return
	Physicians Formula Holdings, Inc.	Nasdaq Global Select Index	Dow Jones U.S. Personal Products Index

November 9, 2006	$100.00	$100.00	$100.00
December 29, 2006	94.78	101.37	101.65
December 31, 2007	60.24	112.37	114.48
December 31, 2008	14.15	67.92	90.02

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

Purchases of Equity Securities by the Issuer

    The following table provides information about our repurchases of our common stock during the three months ended December 31, 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 1, 2008 through October 31, 2008	366,452	$5.77	621,193	$6,418,460
November 1, 2008 through November 30, 2008	-	-	-	-
December 1, 2008 through December 31, 2008	-	-	-	-
Total	366,452	$5.77	621,193	$6,418,460

(1)
Represents shares purchased under the Repurchase Program announced on September 11, 2008. All of the shares were repurchased in open market transactions under the Rule 10b5-1 trading plan we entered into in connection with the Repurchase Program.  On October 9, 2008, we gave notice of termination of the Rule 10b5-1 trading plan due to the unanticipated change in the volume limitation under Rule 10b-18 of the Exchange Act.  The notice took effect on October 10, 2008.

(2)
The Repurchase Program authorizes us to repurchase up to $10.0 million of our outstanding common stock.  The Repurchase Program has no expiration date and, other than as set forth in any pre-arranged written trading plans under Rule 10b5-1, the Repurchase Program does not obligate us to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time. All of the shares were repurchased in open market transactions under the Rule 10b5-1 trading plan the Company entered into in connection with the Repurchase Program.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the selected historical financial data presented below in conjunction with our consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

The selected historical financial data presented below under the heading “Statement of Operations Data” for the years ended December 31, 2008, 2007 and 2006 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2008 and 2007 have been derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below under the heading “Statement of Operations Data” for the years ended December 31, 2005 and 2004 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2006, 2005 and 2004 have been derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004

(dollars in thousands, except per share amounts)
Statement of Operations Data:
Net sales	$114,032	$111,521	$95,405	$78,706	$62,323
Cost of sales	55,593	50,283	41,943	32,082	24,701
Gross profit	58,439	61,238	53,462	46,624	37,622
Selling, general and administrative expenses	48,936	45,200	45,191	31,252	27,139
Goodwill and intangible asset impairment	32,661	-	-	-	-
(Loss) income from operations	(23,158)	16,038	8,271	15,372	10,483
Interest expense - net	925	1,511	7,633	2,708	3,760
Other expense (income)	380	(53)	(39)	(88)	(38)
(Loss) income before income taxes	(24,463)	14,580	677	12,752	6,761
(Benefit) provision for income taxes	(4,694)	5,831	71	4,929	2,560
Net (loss) income	(19,769)	8,749	606	7,823	4,201
Allocation of income to preferred stockholders	-	-	-	3,145	3,034
Net (loss) income available for common stockholders	$(19,769)	$8,749	$606	$4,678	$1,167
Net (loss) income per common share:
Basic	$(1.41)	$0.63	$0.06	$0.47	$0.12
Diluted	(1.41)	0.60	0.05	0.40	0.11
Weighted-average common shares outstanding:
Basic	13,973,360	13,975,550	10,900,919	10,051,750	10,023,750
Diluted	13,973,360	14,565,056	11,387,033	11,554,538	10,695,750
Cash dividend declared per common share	-	-	-	0.23	-

Balance Sheet Data:
Cash and cash equivalents	$620	$-	$26	$20	$417
Working capital	20,201	27,347	19,599	6,921	13,790
Total assets	114,096	151,467	134,314	122,796	114,055
Revolving credit facility	7,935	10,168	7,522	8,769	-
Long-term debt, including current portion	10,500	13,500	15,000	62,213	29,400
Total stockholders’ equity	51,561	72,450	61,572	4,786	43,382

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We sell our products to mass market retailers such as Wal-Mart, Walgreens, CVS, Target and Rite Aid. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 29,500 of the 45,000 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 44.1% of our net sales for the last three years.

We have achieved significant growth over the last three years, driven largely by the yearly introduction of new products, the popularity of our innovative problem-solution products and our ability to significantly expand the breadth and depth of our distribution network. We have grown net sales to $114.0 million in 2008 from $95.4 million in 2006, representing a compounded annual growth rate of 9.3%.

Factors Affecting Our Operating Results

Our net sales are impacted by advertising, discounts and promotions, merchandising, packaging, the availability of wall display space at our retailer customers, inventory management at retailers and the timing of new product launches and line extensions, all of which have a significant impact on consumers’ buying decisions. Continued growth of our net sales and profitability will depend substantially on the continued popularity of our new and existing products, our ability to effectively manage our sales and distribution networks and our ability to maintain sufficient product supply to meet expected growth in demand. In the three months ended December 31, 2008, the consumer environment weakened and tight retailer inventory controls reduced the size of orders for new products. We expect to sell a higher percentage of our products to retailer customers that require larger discounts and trade allowances, which would negatively impact our net sales and gross margin. In 2008, we experienced an unusually high level of returns due in part to weakening consumer demand for higher-priced promotional kits, which had a negative impact on our net sales.

    In the first quarter of 2009, one of our largest retailer customers informed us that as a result of a change in its strategy, the customer intends to reduce the space allocated to the entire color cosmetics category in its stores in 2010, which will most likely affect all brands in the category.  This change will have a negative impact on our net sales and results of operations, and could result in a complete loss of our distribution to the customer in 2010. This customer accounted for 16% of our gross sales in 2008.

    Our cost of sales includes our costs to manufacture products in our own facilities, including raw material and labor costs and all overhead expenses related to production and quality control, as well as the cost to purchase components, such as plastic compact containers or plastic tubes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from third-party manufacturers and inbound freight. We primarily purchase plastic component parts from manufacturers in China, rather than purchasing them through brokers. On January 1, 2008, the California minimum wage increased to $8.00 per hour. The automation of an assembly line and our use of components and semi-finished goods as well as our own manufacturing facilities have allowed us to maintain significant production flexibility.

Our selling, general and administrative expenses include all warehouse and outbound freight expenses, selling, marketing, research and development costs, finance, information technology, depreciation, amortization of intangibles, professional fees, non-cash charges for stock-based compensation for certain employees and administrative and distribution facility expenses.

Our goodwill and indefinite lived intangible assets are tested for impairment during the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. Given that the continued downturn in the U.S. economy during the fourth quarter of 2008 significantly lowered consumer discretionary spending, which lowered the demand for our products, along with the continued deterioration of our market capitalization, we tested goodwill and other intangible assets as of December 31, 2008 for impairment. As a result, we recorded a non-cash impairment charge to adjust the carrying value of goodwill and trade names by $16.8 million and $15.9 million, respectively, as of December 31, 2008. This does not impact our overall business operations.

Factors Affecting Comparability

Seasonality

Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. Our net sales for the three months ended December 31, 2008 were higher than our net sales for the three months ended September 30, 2008, as a result of this seasonality. Our quarterly results of operations may fluctuate as a result of a variety of reasons including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

	Three Months Ended
	March 31	June 30	September 30	December 31
2008
Net sales	$42,661	$22,876	$20,254	$28,241
Income (loss) from operations	8,839	(3,069)	1,945	(30,873)
Net income (loss)	5,019	(1,983)	1,686	(24,491)

2007
Net sales	$35,723	$22,102	$19,807	$33,889
Income (loss) from operations	7,511	(276)	820	7,983
Net income (loss)	4,302	(523)	102	4,868

2006
Net sales	$27,689	$23,083	$18,093	$26,540
Income (loss) from operations	5,700	4,411	2,104	(3,944)
Net income (loss)	2,415	1,626	223	(3,658)

Effects of the Public Offering and Related Transactions

    In connection with the initial public offering in November 2006, we repaid amounts outstanding under our old senior credit agreement and repurchased our senior subordinated notes and replaced our old senior credit agreement with a new senior credit agreement, which reduced our interest expense in the three months ended December 31, 2006. The refinancing also resulted in a non-cash charge to interest expense for the unamortized portion of the capitalized fees and expenses related to the old senior credit agreement and the senior subordinated notes of approximately $1.0 million and a small loss related to our termination of the associated interest rate collar. We amended the performance-vesting options held by our senior management and certain employees to accelerate vesting of 550,781 performance-vesting options upon the completion of the initial public offering. The performance-vesting options that did not vest and become exercisable upon completion of the initial public offering vested and became exercisable in 24 equal installments over a period of two years from the date of the closing of the initial public offering. The vesting resulted in a non-cash charge of approximately $9.2 million in the three months ended December 31, 2006. The amendment of the options also increased the number of our fully diluted shares outstanding by an amount that depends on the trading price of our common stock, and thus reduced our earnings per fully diluted share. In addition, we paid a $250,000 cash bonus to our Chief Financial Officer and $20,000 in cash bonuses to certain senior financial personnel upon completion of the initial public offering.

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

Results of Operations

The table below sets forth certain operating data expressed as a percentage of revenues for the periods indicated:

	Years Ended December 31,
	2008		2007	2006

Net sales	100.0%		100.0%	100.0%
Cost of sales	48.8		45.1	44.0
Gross profit	51.2		54.9	56.0
Selling, general and administrative expenses	42.9		40.5	47.4
Goodwill and intangible asset impairment	28.6		0.0	0.0
(Loss) income from operations	(20.3)		14.4	8.7
Interest expense - net	0.8		1.4	8.0
Other expense (income )	0.3		(0.0)	(0.0)
(Loss) income before income taxes	(21.5)		13.0	0.7
(Benefit) provision for income taxes	(4.1)		5.2	0.1
Net (loss) income	(17.3	) %	7.8%	0.6%

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales

Net sales increased $2.5 million, or 2.2%, to $114.0 million in 2008, from $111.5 million in 2007. The increase was primarily attributable to a change in product mix as the volume of higher priced products increased when compared to a year ago and a decrease in our provision for coupon programs of $1.2 million. The variance in our provision for coupon programs is primarily due to a decrease in historical redemption rates when compared to prior year. Offsetting our net sales growth in 2008 was a decrease in total unit volume and increases in our provision for returns and cooperative advertising programs.  Total unit volume decreased by 0.4 million units, or 1.5%, to 25.7 million units in 2008 from 26.1 million units in 2007 due to tighter retailer inventory controls in the fourth quarter of 2008. New products represented 42.0% of our net sales in 2008 compared to 46.3% in 2007. Our provision for returns increased $10.7 million when compared to the prior year due to higher returns from our retailers due primarily to lower than anticipated retail sell-through of higher-priced promotional kits and retailer customers' wall display changes. The provision for cooperative advertising programs increased by $0.9 million when compared to prior year due to management's strategic decision to increase cooperative advertising programs to increase consumer retail sales. During 2008, our results included net sales of $15.4 million from our international customers, compared to $10.4 million for 2007, due to a broader distribution in the Canadian market.

Cost of Sales

Cost of sales increased $5.3 million, or 10.5%, to $55.6 million in 2008, from $50.3 million in 2007. The increase in cost of sales resulted primarily from an increase in product cost of $7.6 million and an increase in the write-down of obsolete and slow moving inventory of $1.1 million. The variance in product costs is due to a change in product mix as volume of higher cost products increased when compared to a year ago. The increase was offset by an increase in inventory recovery (inventory returned by customers deemed to be resaleable) of $3.4 million due to higher returns from our retailers. Cost of sales as a percentage of net sales was 48.8% in 2008, compared to 45.1% in 2007. The increase in cost of sales, as a percentage of net sales, was primarily due to an increase in our provision for returns from retailers offset by an increase in inventory recovery.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $3.7 million, or 8.2%, to $48.9 million in 2008, from $45.2 million in 2007. The variance was primarily due to a $1.5 million increase in marketing spending, a $1.7 million increase in costs, and a $0.5 million increase in freight and warehouse costs, a $1.0 million increase in realized and unrealized foreign currency exchange losses, a $0.9 million increase in distribution costs, a $0.2 million increase in corporate administrative costs, a $0.3 million increase in provision for bad debts and a $0.2 million increase in expense for stock option awards. The increase in the above costs was offset by a $0.7 million decrease in transaction fees that were associated with the secondary public offering in 2007 and a $0.2 million decrease in professional fees related to Sarbanes-Oxley compliance.

Goodwill and Intangible Asset Impairment

    In the fourth quarter of 2008, we recorded a non-cash charge of $32.7 million for the impairment of goodwill and trade names, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, Goodwill and Other Intangible Assets. We evaluate our goodwill and other intangible assets for impairment in the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. Given the continued significant downturn in the U.S. economy during the fourth quarter of 2008, which significantly lowered consumer discretionary spending, which lowered the demand for our products, along with the continued deterioration of our market capitalization, we tested goodwill and other intangible assets as of December 31, 2008 for impairment. As a result, we recorded a non-cash impairment charge at December 31, 2008 of $16.8 million to write off the entire amount of our previously recorded goodwill. Additionally, we recorded a non-cash impairment charge at December 31, 2008 of $15.9 million to write down the carrying value of our trade names to their fair value. These non-cash impairment charges do not impact our overall business operations. We determined that the carrying value of our definite-lived intangible assets were not impaired as of December 31, 2008.

Interest Expense - Net

Interest expense decreased $0.6 million, or 40%, to $0.9 million in 2008, from $1.5 million in 2007. The decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility and a decline in our weighted-average interest rates of 390 basis points for 2008 when compared to 2007.

Other Expense (Income)

Other expense (income) increased $0.5 million to an expense of $0.4 million in 2008, from income of $0.1 million in 2007, which consisted primarily of realized and unrealized losses related to investments held as part of our non-qualified deferred compensation plans.

(Benefit) Provision for Income Taxes

The (benefit) provision for income taxes represents federal, state and local income taxes. In 2008, the benefit for income taxes was $4.7 million, representing an effective income tax rate of 19.2%, compared to income tax expense of $5.8 million in 2007, representing an effective tax rate of 40.0%. In 2008, the effective rate differed from statutory rates primarily due to the permanent differences related to the goodwill impairment charge. Other factors impacting the 2008 effective rate were our change in filing position in various state tax jurisdictions and fluctuations in permanent differences between book and taxable income such as charitable contributions and research and development credits. In 2007, the effective rate differed from statutory rates due to the effect of varying state and local taxes and certain permanent items such as charitable contributions, tax benefit deficiencies on stock options exercised and research and development credits.

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

Liquidity and Capital Resources

Cash Flows

As of December 31, 2008, we had $620,000 in cash and cash equivalents compared to no cash and cash equivalents as of December 31, 2007. The level of cash reflects an increase in net cash provided by operating activities. As of December 31, 2008, we had $17.1 million of availability under the revolving credit facility.  The significant components of our working capital are accounts receivable and inventories, reduced by accounts payable, accrued expenses, line of credit borrowings and the current portion of our long-term debt.

Net working capital decreased to $20.2 million at December 31, 2008 when compared to $27.3 million at December 31, 2007. Although working capital requirements typically increase during the fourth quarter of 2008, when we experience higher inventory levels as we produce new products for shipment in the first quarter of the following year, the decrease in working capital at December 31, 2008 is primarily due to the classification of the entire outstanding term loan borrowing of $10.5 million as of December 31, 2008, as a current liability. During March 2009, we entered into an amendment of our senior credit agreement, whereby the outstanding term loan was replaced with borrowings under the revolving credit facility that is classified as current and expires in March 2010. Accordingly, the term loans outstanding at December 31, 2008 of $10.5 million have been classified as current in the consolidated balance sheet at December 31, 2008.

We have budgeted capital expenditures of $3.9 million for 2009 for several key projects, including investments in retail permanent fixtures (classified as other assets in the accompanying 2008 consolidated balance sheet), investment in our information technology infrastructure and improvements to our manufacturing and distribution equipment. We expect capital requirements related to investments in retail permanent fixtures to total $4.1 million from 2008 to 2009, of which $1.6 million was incurred as of December 31, 2008. Capital requirements related to manufacturing include an upgrade to a major project undertaken in 2007 to automate a product assembly line that is used to assemble products that represented approximately 24.5% of our total sales in 2008. We expect the aggregate capital requirements of this project to total $1.7 million, of which $1.4 million was incurred as of December 31, 2008. In addition to an estimated $2.5 million related to the investments in retail permanent fixtures and $0.3 million required to upgrade the assembly line project, we expect to make improvements to other manufacturing and distribution equipment at a cost of approximately $0.7 million, improvements to our information technology infrastructure at a cost of approximately $0.3 million and improvements to our research and development equipment of approximately $0.1 million in 2009. In 2008, our capital expenditures totaled approximately $3.1 million, which was in line with our revised budget, which included investments in retail permanent fixtures.

Operating activities.  Cash provided by operating activities increased $11.3 million, or 941.7%, to $12.5 million in 2008, from $1.2 million in 2007. The net increase in cash provided by operating activities resulted primarily from favorable changes in working capital and higher non-cash activities impacting net (loss) income. In 2008, the net loss of $19.8 million was offset by net non-cash charges of $27.9 million (including goodwill and intangible asset impairment charges of $32.7 million) and a net decrease in working capital needs of $7.1 million. In 2007, net income of $8.7 million and net non-cash charges of $2.5 million were partially offset by a net increase in working capital needs of $10.0 million.

Cash provided by operating activities decreased $2.1 million, or 63.6%, to $1.2 million in 2007, from $3.3 million for in 2006. The net decrease in cash provided by operating activities resulted primarily from increases in working capital needs and lower non-cash charges impacting net income.

Our inventory turnover rate has been relatively consistent at 1.8, 1.8 and 2.1 times per year for 2008, 2007 and 2006, respectively. Days sales outstanding decreased 5.0 days, to 67.8 days in December 2008 from 72.8 days in December 2007. Days sales outstanding increased 5.6 days, to 72.8 days in December 2007 from 67.2 days in December 2006. Further, our twelve-month average of days sales outstanding has increased to 52.4 in 2008 from 49.1 in 2007 and 49.9 days in 2006.

Investing activities.  Cash used in investing activities in 2008 was $3.1 million, which was primarily related to capital expenditures for the replacement of machinery and equipment, the automation of the assembly line to accommodate future growth, improvements to our warehouse distribution systems and investments in retail permanent fixtures. Cash used in investing activities in 2007 was $2.5 million, which was related to capital expenditures for the replacement of machinery and equipment, the replacement and upgrade of our IBM A/S 400 mainframe computer, the automation of an assembly line to accommodate future growth and improvements to our warehouse distribution systems. Cash used in investing activities in 2006 was $1.0 million, which was related to capital expenditures for basic replacement and upgrade of machinery and equipment.

Financing activities.  Cash used in financing activities was $8.8 million for 2008 compared to cash provided by financing activities of $1.2 million in 2007. The increase in cash used in financing activities between periods primarily resulted from higher paydowns on our term loan and revolving credit facilities and from stock repurchases under our Repurchase Program in 2008. Cash provided by financing activities was $1.2 million for 2007 compared to cash used in financing activities of $2.3 million in 2006. The increase in cash provided by financing activities primarily resulted from higher net borrowings under the line of credit in 2007.

Senior Credit Agreement

    On November 14, 2006, Physicians Formula, Inc. entered into a senior credit agreement with a bank that consisted of an amortizing term loan facility and a revolving credit facility. The senior credit agreement was amended on July 8, 2008, September 9, 2008, December 5, 2008 and March 30, 2009, as described below. At December 31, 2008, there was $7.9 million outstanding under the revolving credit facility at an interest rate of 3.50% and we had $17.1 million of availability under the revolving credit facility. There were no outstanding letters of credit as of December 31, 2008. The interest rate on the term loan was 3.39% at December 31, 2008. The availability under the revolving credit facility is reduced by outstanding letters of credit.

Amounts outstanding under the term loan facility totaled $10.5 million at December 31, 2008. The term loan facility was replaced with borrowings under the revolving credit facility on March 30, 2009 in connection with the fourth amendment as described below. Borrowings under the senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc., and borrowings under the senior credit agreement are secured by a pledge of the capital stock of Physicians Formula, Inc. and its equity interests in each of its subsidiaries and substantially all of the assets of Physicians Formula, Inc. and its subsidiaries.

    On July 8, 2008, we entered into the first amendment to our senior credit agreement, which reduced the applicable interest rates on borrowings under the term loan and revolving credit facilities by 0.25% to a LIBOR Adjusted Rate (as defined in the senior credit agreement) plus 1.75% or a Base Rate (as defined in the senior credit agreement) plus 0.25%.

    On September 9, 2008, we entered into the second amendment to our senior credit agreement, which permitted Physicians Formula, Inc. to directly purchase shares of our common stock or to make cash distributions to us to allow us to repurchase shares of our common stock in an amount not to exceed $12.0 million in the aggregate.

    On December 5, 2008, we entered into the third amendment to our senior credit agreement, which increased the size of the revolving credit facility to $25.0 million. The third amendment also included: (1) an amendment to the total leverage ratio covenant to provide us with increased flexibility in 2009; (2) an amendment to the minimum tangible net worth covenant so that a one-time increase in the minimum tangible net worth requirement that was originally scheduled to occur on January 1, 2009 would instead occur in five steps over five consecutive quarters starting on January 1, 2009; and (3) an amendment that provided that any time we make a repurchase of our common stock, we must have a minimum of $6.25 million of availability under the revolving credit facility after giving effect to the repurchase.

    On March 30, 2009, we entered into a fourth amendment to the senior credit agreement (the “fourth amendment”) to, among other things, eliminate the minimum fixed charge coverage ratio and the maximum total leverage ratio covenants and replace them with a minimum interest coverage ratio and a minimum EBITDA (as defined in the senior credit agreement) covenant and amend the minimum tangible net worth covenant, to give us relief under the financial maintenance covenants in 2009.  In addition, the fourth amendment converted the entire facility, which previously consisted of an amortizing term loan and a revolving credit facility, into an asset-based revolving credit facility, and the outstanding term loan was replaced with borrowings under the revolving credit facility.  Availability under the revolving credit facility is now subject to the borrowing base formula described below. The fourth amendment made certain other changes to the senior credit agreement, including a reduction in overall availability under the senior credit agreement, an increase in the applicable margin on interest rates for borrowings and a shortening of the term of the senior credit agreement to March 31, 2010.

    Pursuant to the fourth amendment, the maximum amount available for borrowing under the revolving credit facility is equal to the lesser of (i) $27.5 million and (ii) the sum of (a) up to 65% of the book value of our eligible accounts receivable, (b) the lesser of (1) up to 25% of our eligible inventory (with a permanent reduction to 15% of eligible inventory after June 30, 2009) and (2) $8.0 million (with a permanent reduction to $5.0 million after June 30, 2009), (c) the balance of certain foreign currency accounts denominated in Canadian dollars (the “Canadian Pledged Accounts”), and (d) the orderly liquidation value of eligible equipment not to exceed $1.0 million, all as determined in accordance with the fourth amendment.  On June 30, 2009, the maximum availability for borrowing under the revolving credit facility will be permanently reduced to $25.0 million.  The revolving credit facility will mature on March 31, 2010.  In addition, the fourth amendment increased the applicable interest rate to a percentage equal to the lender’s reference rate plus 3.50% (with a reduction to 3.00% after June 30, 2009), eliminated the option to elect an interest rate based on LIBOR and increased the commitment fee on unused commitments to 0.50%.

    All revenue received by us in Canadian dollars is required to be deposited into the Canadian Pledged Accounts, which are pledged to the agent to secure borrowings under the revolving credit facility.  We may use the balance in the Canadian Pledged Accounts to repay borrowings under the revolving credit facility, or, if we demonstrate availability under the borrowing base of at least $1.5 million and other conditions are met, we may make monthly transfers from the Canadian Pledged Account to a Canadian disbursement account in an amount that will not cause the balance of the Canadian disbursement account to exceed CDN $500,000, and, if other conditions are met, we may use the Canadian disbursement account to pay amounts due to Canadian vendors in the ordinary course of business.

    The fourth amendment changed certain restrictive covenants in the senior credit agreement, including a reduction in permitted capital expenditures to not more than $2.0 million per year and a general prohibition on the ability of Physicians Formula, Inc. to pay dividends to us, subject to a limited exception for certain expenses.  Pursuant to the fourth amendment, Physicians Formula, Inc. is no longer permitted to purchase shares of our common stock or to make cash distributions to us to allow us to repurchase shares of our common stock.

    The senior credit agreement contains certain additional negative covenants, including limitations on our ability to: incur other indebtedness and liens; fundamentally change in our business through a merger, consolidation, amalgamation or liquidation; sell assets; make restricted payments; pay cash dividends from Physicians Formula, Inc. or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with our affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; and change our line of business.

The senior credit agreement requires us to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent we do not use the proceeds for the purchase of satisfactory replacement assets.

    Our senior credit agreement requires us to comply with financial covenants. As of December 31, 2008, we were in compliance with these covenants in the senior credit agreement. If we had not obtained the fourth amendment, we would not have been in compliance with the maximum total leverage ratio and the minimum fixed charge coverage ratio requirements on March 31, 2009.  We are operating in a challenging economic environment, and our ability to comply with the new financial covenants in the senior credit agreement may be affected by future economic or business conditions beyond our control.  A failure to maintain the financial ratios in our senior credit agreement, if we are not able to obtain an amendment or waiver in the future, would be an event of default under our senior credit agreement.  If there is an event of default under our senior credit agreement, we would be precluded from borrowing under our revolving credit facility, and the indebtedness under our senior credit agreement could be declared immediately due and payable, which would have a material adverse effect on our business, financial condition and liquidity.  There is no assurance that we would receive waivers should we not meet our financial covenant requirements. Even if we are able to obtain a waiver, in connection with negotiating a waiver we may be required to agree to other changes in the senior credit agreement including increased interest rates, tighter covenants or lower availability thresholds or pay a fee for such waiver. If we are not able to comply with the new financial covenants in the senior credit agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all. We believe that our cash flows from operations and borrowings under our revolving credit facility will provide adequate funds for our working capital needs and planned capital expenditures for the next twelve months.  No assurance can be given, however, that this will be the case

    Our revolving credit facility will mature in March 2010.  Our ability to extend the senior credit agreement after maturity, or to repay or refinance borrowings under the senior credit agreement, will depend on, among other things, our financial condition at the time and the availability of financing.  We may not be able to repay borrowings under the senior credit agreement when they become due.  Given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to extend the senior credit agreement, or if we are unable to do so, to obtain other financing necessary to operate our business.  Further, any extension of the senior credit agreement or other financing may only be available on terms that are less favorable to us, and could cause an increase in our interest expense and decrease the amount of cash available for operations and investments in our business.  Our inability to extend the senior credit agreement or refinance our borrowings would materially adversely affect our business, results of operations and liquidity.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2008:

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
	(dollars in thousands)

Revolving credit facility	$7,935	$7,935	$-	$-	$-
Current portion of long-term debt obligations (1)	10,500	10,500	-	-	-
Interest payments on long-term debt obligations (2)	969	969	-	-	-
Operating lease obligations	2,967	1,481	1,473	13	-
Other long-term liabilities(3)	540	-	-	-	540
Total	$22,911	$20,885	$1,473	$13	$540

(1)	On March 30, 2009, we entered into the fourth amendment and the outstanding term loan was replaced with borrowings under the revolving credit facility. As such, the Company has included the $10.5 million of oustanding term loans as of December 31, 2008 in the current portion of long-term debt.
(2)
For variable interest rate debt, the amounts included were calculated using 6.75%, the rate that was in effect as of March 31, 2009 under the terms of the fourth amendment to the senior credit agreement.

(3)	Other long-term liabilities consist solely of deferred compensation and exclude obligations for uncertain tax positions of $482,000, as the timing of payment cannot be reasonably estimated.

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

Allowances for estimated returns are provided for when the related revenue is recorded. We base our estimates on historical rates of product returns and outstanding returns not yet received from customers. In the past, returns provisions have been adjusted higher or lower during the course of a fiscal year depending on actual results to date and anticipated returns for the remainder of a year. Experience has shown a relationship between gross sales and sales returns in the subsequent period, as well as a consistent pattern of returns due to the seasonal nature of our business. In addition, as necessary, specific accruals may be established for known or anticipated events that we have considered, and will continue to consider, including the solvency of our customers, store closings by retailers, changes in the retail environment and decisions to continue to support new and existing products.

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

    We make ongoing estimates relating to the net realizable value of inventories, based on our assumptions about future demand and market conditions. Slow moving and obsolete inventories are identified based on historical trends, sales projections and future known or anticipated events, including planned discontinuance of products. When inventory is identified as slow moving or obsolete, we record an inventory write-down equal to the difference between the cost of the inventory and its estimated market value. Estimated market value is determined based on the amounts we expect to recover from third parties, including our arrangement with a third-party liquidator. This write-down is recorded as a charge to cost of sales. We have not experienced any material differences between write-downs and actual results.

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

 The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of goodwill is determined using a discounted cash flow analysis, corroborated by a comparative market approach based on recent share prices and includes a control premium based on recent transactions that have occurred in the Company's industry. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC) and terminal value assumptions. The WACC takes into account the relative weights of each component of the company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test involves preparing an allocation of the fair value of the Company's reporting unit to the tangible and intangible assets (other than goodwill) as if the reporting unit had been acquired in a business combination.  Given that the continued downturn in the U.S. economy during the fourth quarter of 2008 significantly lowered consumer discretionary spending, which lowered the demand for our products, along with the continued deterioration of the Company's market capitalization, we tested goodwill and other intangible assets as of December 31, 2008 for impairment. As a result, we recorded a non-cash impairment charge of $16.8 million representing the entire amount of our previously recorded goodwill.

Other indefinite-lived intangible assets consist exclusively of trade names. The Physicians Formula trade name has been used since 1937 and is a recognized brand within the cosmetics industry. It is management’s intent to leverage the trade names indefinitely into the future. Trade names are tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. We determined the fair value of the trade names by performing a projected discounted cash flow analysis based on the relief-from-royalty approach. As a result of the conditions identified above, we conducted our most recent impairment test as of December 31, 2008, which resulted in a $15.9 million non-cash impairment charge to write down the carrying value of the trade names to their fair value.

We will not be required to make any current or future cash expenditures as a result of these impairments, and these impairments did not impact our financial covenant compliance under our senior credit agreement or our ongoing financial performance.

Other intangible assets consist primarily of patents and distributor relationships. Patents and distributor relationships are amortized over their estimated useful lives of 15 and 20 years, respectively. Intangible assets related to patents and distributor relationships are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management estimated the useful life of the patents on the base technology that has been in existence for many years and is expected to continue through the estimated useful life and the useful life of the distributor relationships is based on historical attrition. The carrying value of other definite-lived intangible assets was tested and determined to not be impaired as of December 31, 2008.

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

Income Taxes

We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN No. 48”) on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN No. 48. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.
As of December 31, 2008, we have current net deferred income tax assets of $9.2 million and non-current net deferred income tax liabilities of $11.5 million. Future earnings are expected to be sufficient for the realization of our deferred income tax assets. If future earnings are less than expected, then a valuation allowance may be recorded to the extent, that on a statutory basis, net deferred assets are not offset by net deferred tax liabilities.

Recent Accounting Pronouncements

    In December 2007, the FASB issued FASB Statement No. 141(R) – Business Combinations ("SFAS No. 141(R)"). SFAS No. 141(R) expands the definition of a business, thus increasing the number of transactions that will qualify as business combinations. SFAS No. 141(R) requires the acquirer to recognize 100 percent of an acquired business’s assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration is to be recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, are to be recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs are to be expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, are to be shown as revised in the future consolidated financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption of SFAS No. 141(R) is not expected to materially impact the Company’s consolidated financial position or results of operations when it becomes effective in 2009.

    In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other accounting principles generally accepted in the United States of America (“GAAP”). FSP 142-3 is effective for the Company at the beginning of fiscal year 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Adoption of FSP 142-3 is not expected to materially impact the Company’s consolidated financial position or results of operations directly when it becomes effective in 2009, as the only impact that FSP 142-3 is expected to have relates to intangible assets acquired subsequent to January 1, 2009 that are reflected in the consolidated financial statements.

Environmental Matters

As discussed under Item 1. “Business,” we have environmental liabilities at our City of Industry facilities. These involve both onsite and regional groundwater contamination. We also have indemnities that have covered, and that we expect will continue to cover, most of these environmental liabilities. The indemnities were given to us by prior owners of the business, by a former operator of the facility and its insurer, by a prior owner’s successor, and by a company with which we entered into a settlement indemnifying us for further regional groundwater contamination liabilities. Based on our agreement and our past dealings with these entities and the nature of their contractual commitments, we expect that they will continue to indemnify most of our environmental liabilities. Some of the entities could contest a future indemnification demand we could make for some aspects of our potential environmental liabilities. We believe all of the entities are financially able to satisfy their indemnity obligations to us.

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

Forward-Looking Statements

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to our dependence on a limited number of retailer customers, the loss of any of our retailer customers, fluctuations in buying decisions of our retailer customers, changes in general economic or market conditions, our ability to comply with covenants in our senior credit agreement, our ability to repay or refinance borrowings under the senior credit agreement, the competitive environment in our industry, the demand for our products, loss of any of our key employees, our ability to expand our product offerings, our ability to expand through new and existing distribution channels, our ability to manage our growth and sustain profitability, our ability to protect our intellectual property, our cash needs and financial performance, variations in product quality or delays in order fulfillment, our operations and our ability to achieve cost savings, our dependence on third party suppliers, increases in minimum wages, catastrophic losses or other disruptions at any of our facilities, the effect of regulatory and technological changes, risks associated with doing business outside of the United States and other factors discussed in Item 1A. “Risk Factors - Risk Related to Our Business and Industry.” Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

    We sell to Canadian customers in Canadian dollars and pay overseas suppliers and third-party manufacturers in U.S. dollars. An increase in the Canadian dollar relative to the U.S. dollar could result in lower net sales and higher selling, general and administrative expenses. Additionally, we hold Canadian dollars in a cash account, which could result in higher unrealized foreign currency exchange losses due to a decrease in the Canadian dollar relative to the U.S. dollar. A decrease in the value of the Euro and the Chinese Yuan relative to the U.S. dollar could cause our suppliers to raise prices that would result in higher cost of sales. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecasted with reliable accuracy. Our current sales to Canadian customers and reliance on foreign suppliers for many of the raw materials and components used to produce products make it possible that our operating results may be affected by fluctuations in the exchange rate of the currencies of our customers and suppliers. We do not have any foreign currency hedges.

Interest Rate Risk

We are exposed to interest rate risks primarily through borrowings under our revolving loan and term loan facilities. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our revolving loan and term loan facilities during the year ended December 31, 2008, was $32.1 million and the weighted-average interest rate in effect at December 31, 2008, was 3.43%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $321,000 change to interest expense for the year ended December 31, 2008.  As of March 31, 2009, the interest rate under the terms of the fourth amendment to the senior credit agreement was 6.75%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2008.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting. The report on the audit of internal control over financial reporting appears on page 29 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.
Azusa, California

    We have audited the internal control over financial reporting of Physicians Formula Holdings, Inc. and subsidiary (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

    In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 30, 2009 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 30, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the sections captioned “Proposals to be Voted On - Proposal No. 1: Election of Directors,” “Board of Directors and Corporate Governance,” "Executive Officers" and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the sections captioned “Executive Compensation” and “Board of Directors and Corporate Governance" contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Options to purchase shares of our common stock have been granted to certain of our executive officers and key employees under our 2006 equity incentive plan and 2003 stock option plan. The following table summarizes the number of stock options issued, net of forfeitures, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2008:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	231,251	$16.22	797,776	(1)
2003 Stock Option Plan	543,189	$0.11	-
Equity compensation plans not approved by security holders	-	-	-
Total	774,440	4.92	797,776
____________________________

(1)
The 2006 Equity Incentive Plan provides that the number of shares available for issuance under the plan automatically increases on the first day of each fiscal year beginning in 2007 and ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of our board of directors. Accordingly, on January 1, 2009, the total number of shares of our common stock available for issuance under the 2006 Equity Incentive Plan increased by 271,542.

The additional information required by Item 12 is incorporated by reference from the section captioned “Common Stock Ownership” contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance” contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the sections captioned “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2009 Annual Meeting of Stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.
Azusa, California

    We have audited the accompanying consolidated balance sheets of Physicians Formula Holdings, Inc. and subsidiary (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 30, 2009

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$620	$-
Accounts receivable, net of allowance for bad debts of $838 and $436	29,186	33,421
Inventories	29,694	31,648
Prepaid expenses and other current assets	1,515	1,781
Deferred income taxes—Net	9,224	7,364
Total current assets	70,239	74,214

PROPERTY AND EQUIPMENT—Net	4,138	4,070
OTHER ASSETS—Net	2,838	1,174
INTANGIBLE ASSETS—Net	36,881	54,546
GOODWILL	-	17,463
TOTAL	$114,096	$151,467

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,212	$13,043
Accrued expenses	1,523	2,134
Trade allowances	4,580	5,001
Sales returns reserve	12,613	10,396
Income taxes payable	1,675	3,125
Line of credit borrowings	7,935	10,168
Current portion of long-term debt	10,500	3,000
Total current liabilities	50,038	46,867

OTHER LONG-TERM LIABILITIES	1,022	829
DEFERRED INCOME TAXES-Net	11,475	20,821
LONG-TERM DEBT	-	10,500

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY:
Series A preferred stock, $.01 par value—10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value—50,000,000 shares authorized, 13,577,118 and 14,095,727 shares issued and outstanding	136	141
Additional paid-in capital	58,968	59,173
Retained (deficit) earnings	(7,543)	13,136
Total stockholders' equity	51,561	72,450
TOTAL	$114,096	$151,467

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

NET SALES	$114,032	$111,521	$95,405
COST OF SALES	55,593	50,283	41,943
GROSS PROFIT	58,439	61,238	53,462
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	48,936	45,200	45,191
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	32,661	-	-
(LOSS) INCOME FROM OPERATIONS	(23,158)	16,038	8,271
INTEREST EXPENSE-Net	925	1,511	7,633
OTHER EXPENSE (INCOME)	380	(53)	(39)
(LOSS) INCOME BEFORE INCOME TAXES	(24,463)	14,580	677
(BENEFIT) PROVISION FOR INCOME TAXES	(4,694)	5,831	71
NET (LOSS) INCOME	$(19,769)	$8,749	$606

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(1.41)	$0.63	$0.06
Diluted	$(1.41)	$0.60	$0.05

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,973,360	13,975,550	10,900,919
Diluted	13,973,360	14,565,056	11,387,033

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(dollars in thousands, except share data)

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Retained (Deficit)Earnings	Total

BALANCE—January 1, 2006	10,051,750	$100	$905	$3,781	$4,786
Net proceeds from issuance of common stock	3,125,000	31	46,536	-	46,567
Stock-based compensation	-	-	9,488	-	9,488
Exercise of stock options	666,306	7	60	-	67
Tax benefit on exercise of stock options	-	-	58	-	58
Net income	-	-	-	606	606
BALANCE—December 31, 2006	13,843,056	138	57,047	4,387	61,572
Stock-based compensation	-	-	2,161	-	2,161
Exercise of stock options	252,671	3	23	-	26
Tax benefit on exercise of stock options	-	-	79	-	79
Tax deficiency on exercise of stock options	-	-	(137)	-	(137)
Net income	-	-	-	8,749	8,749
BALANCE—December 31, 2007	14,095,727	141	59,173	13,136	72,450
Stock-based compensation	-	-	2,405	-	2,405
Repurchase and retirement of common stock (Note 9)	(621,193)	(6)	(2,665)	(910)	(3,581)
Exercise of stock options	102,584	1	10	-	11
Tax benefit on exercise of stock options	-		45	-	45
Net loss	-	-	-	(19,769)	(19,769)
BALANCE—December 31, 2008	13,577,118	$136	$58,968	$(7,543)	$51,561

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,769)	$8,749	$606
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill and intangible asset impairment	32,661	-	-
Depreciation and amortization	3,046	2,796	2,564
Unrealized foreign currency exchange (gain) loss	(58)	114	-
Deferred income taxes	(10,504)	(3,020)	(2,597)
Provision for bad debts	503	195	155
Amortization and write-off of debt issuance costs	37	38	1,202
Loss on disposal of property and equipment	-	5	-
Recognition of stock based compensation	2,289	2,075	9,155
Tax benefit on exercise of stock options	(45)	(79)	(58)
Tax deficiency on exercise of stock options	-	342	-
Changes in operating assets and liabilities:
Accounts receivable	3,790	(7,077)	(6,405)
Inventories	2,071	(8,090)	(5,762)
Prepaid expenses and other current assets	266	(6)	(157)
Other assets	-	(91)	(61)
Accounts payable	(1,789)	234	5,438
Accrued expenses, trade allowances and sales returns reserve	1,183	2,697	1,161
Income taxes payable/receivable	(1,717)	2,347	(1,903)
Other long-term liabilities	482	-	-
Net cash provided by operating activities	12,446	1,229	3,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,392)	(2,461)	(1,044)
Other assets	(1,663)	-	-
Net cash used in investing activities	(3,055)	(2,461)	(1,044)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under term loans	-	-	15,000
Paydowns of term loans	(3,000)	(1,500)	(41,765)
Payoff of subordinated debt	-	-	(20,435)
Net (paydowns) borrowings under line of credit	(2,233)	2,646	(1,247)
Debt issuance costs	(13)	(45)	(310)
Bank overdraft	-	-	(177)
Tax benefit on exercise of stock options	45	79	58
Exercise of stock options	11	26	67
Repurchase and retirement of common stock	(3,581)	-	-
Cash payment of common stock dividend	-	-	(46)
Proceeds from public offering, net	-	-	49,406
Payment of transaction costs in connection with the initial public offering	-	-	(2,839)
Net cash (used in) provided by financing activities	(8,771)	1,206	(2,288)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	620	(26)	6
CASH AND CASH EQUIVALENTS—Beginning of period	-	26	20
CASH AND CASH EQUIVALENTS—End of period	$620	$-	$26

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the year for:
Interest, net of amounts capitalized	$966	$1,608	$6,549
Income taxes	$7,043	$6,162	$4,623

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES - The Company had accounts payable of $97,000 and $139,000 outstanding as of December 31, 2008 and 2007, relating to purchases of property and equipment.

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Physicians Formula Holdings, Inc. (the “Company”), a Delaware corporation, formerly known as PFI Holdings Corp., and its wholly owned subsidiary, Physicians Formula, Inc. (“Physicians”), a New York corporation, and its wholly owned subsidiaries, Physicians Formula Cosmetics, Inc., a Delaware corporation, and Physicians Formula DRTV, LLC, a Delaware limited liability company.

The Company develops, markets, manufactures and distributes innovative, premium-priced products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eye liners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Walgreens, CVS, Target and Rite Aid. The Company is headquartered in Azusa, California.

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

Shipping and Handling Fees— Amounts billed to customers for shipping and handling are included as a component of net sales. Shipping and handling costs, which represent costs incurred to ship products to the Company’s customers, are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled, $5.5 million, $4.9 million and $3.8 million in 2008, 2007 and 2006, respectively.

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

Other indefinite-lived intangible assets consist exclusively of the trade names and are not amortized as they are considered an indefinite-lived intangible asset. Trade names are tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. It is management’s intent to leverage the trade names indefinitely into the future. The Company determined the fair value of the trade names by performing a projected discounted cash flow analysis based in the relief-from-royalty approach.

    During 2008, the Company recorded non-cash impairment charges to goodwill and trade names of $16.8 million and $15.9 million, respectively (see Note 6).

Sales Returns Reserve— A reserve for product returns is maintained based on estimated future returns determined by using estimates and historical experience. Returns are recorded as a reduction of net sales in the accompanying consolidated statements of operations.

Trade Allowances— The Company offers trade allowances such as rebates, price protection, coupons, and other incentives to customers in the normal course of business. Accruals for these trade allowances are provided for based on estimates and historical experience and are recorded as a reduction of net sales in the accompanying consolidated statements of operations.

Net (Loss) Income Per Share— Basic net (loss) income per share is computed as net (loss) income attributable to common stockholders divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income attributable to common stockholders by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options, calculated using the treasury stock method. The following table summarizes the incremental shares from potentially dilutive securities:

	Year Ended December 31,
	2008	2007	2006

Weighted-average number of common shares—basic	13,973,360	13,975,550	10,900,919
Effect of dilutive employee stock options	-	589,506	486,114
Weighted-average number of common shares—diluted	13,973,360	14,565,056	11,387,033

Stock options for the purchase of 1,212,439 and 345,000 shares of common stock were excluded from the above calculation for the years ended December 31, 2008 and 2007, respectively, as the effect of those options was anti-dilutive. There were no anti-dilutive options during the year ended December 31, 2006.

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

The Company adopted the disclosure requirements of SFAS No. 157, Fair Value Measurements, (SFAS No. 157) effective January 1, 2008. SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and expands disclosures about the use of fair value measurements.

    The valuation techniques required by SFAS No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

SFAS No. 157 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.

Segments— The Company operates in one reportable segment consisting of the manufacturing, research, development and distribution of cosmetic products.

Foreign Currency Transactions— The Company enters into sales transactions with customers located in Canada, which are denominated in Canadian dollars. Gains and losses from foreign currency transactions are included in the determination of net (loss) income in the period in which the exchange rate changes. Unrealized gains and losses result when receivables are revalued at the balance sheet date. Foreign currency losses of $774,000 were recognized for the year ended December 31, 2008 and foreign currency gains of $192,000 were recognized for the year ended December 31, 2007, and are included in selling, general and administrative expenses in the Company's consolidated statements of operations.  Foreign currency gains for the year ended December 31, 2006 were not significant.

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

	Year Ended December 31,
Customer	2008	2007	2006

A	22%	24%	19%
B	16%	16%	19%
C	16%	16%	18%
D	10%	10%	11%

Four customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 69% and 72% of gross accounts receivable at December 31, 2008 and 2007, respectively. In the first quarter of 2009, one of the Company's largest retailer customers informed management that as a result of a change in strategy, the customer intends to reduce its space allocated to the entire color cosmetics category in its stores in 2010, which will most likely affect all brands in the category.  This change will have a negative impact on net sales and results of operations, and could result in a complete loss of distribution to the customer in 2010. This customer accounted for 16% of gross sales in 2008.

Advertising Expenditures— Advertising costs are expensed as incurred and include print and television, promotions, public relations and other selling expenses. Advertising expense was $14.9 million, $13.4 million and $12.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Advertising costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development— Research and development costs, which are expensed as incurred, totaled $775,000, $671,000 and $776,000 for the years ended December 31, 2008, 2007 and 2006, respectively. Research and development costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Stock Options— On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) using the prospective method. Under the prospective method, nonpublic companies that previously used the minimum value method of measuring equity share options and similar instruments for either recognition or pro forma disclosure purposes apply SFAS No. 123R prospectively to new awards and to awards modified, repurchased, or cancelled after January 1, 2006. Under SFAS No. 123R, share-based payments awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

Capitalized Interest— Capitalized interest is recorded in property and equipment for construction-in-progress using the average interest rate over the construction period.  Capitalized interest for the years ended December 31, 2008, 2007 and 2006 was not significant.

Income Taxes— Deferred income tax assets and liabilities are computed for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.  The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”) on January 1, 2007, which clarifies the accounting for uncertainty in income taxes recognized in the financial statements, and did not record any cumulative effect adjustment to retained earnings as a result of adopting FIN No. 48. Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense.

New Accounting Pronouncements— In December 2007, the Financial Accounting Standards Board issued FASB Statement No. 141(R) – Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) expands the definition of a business, thus increasing the number of transactions that will qualify as business combinations. SFAS No. 141(R) requires the acquirer to recognize 100 percent of an acquired business’s assets and liabilities, including goodwill and certain contingent assets and liabilities, at their fair values at the acquisition date. Contingent consideration is to be recognized at fair value on the acquisition date, with changes in fair value recognized in earnings until settled. Likewise, changes in acquired tax contingencies, including those existing at the date of adoption, are to be recognized in earnings if outside the maximum allocation period (generally one year). Transaction-related expenses and restructuring costs are to be expensed as incurred, and any adjustments to finalize the purchase accounting allocations, even within the allocation period, are to be shown as revised in the future consolidated financial statements to reflect the adjustments as if they had been recorded on the acquisition date. Finally, a gain could result in the event of a bargain purchase (acquisition of a business below the fair market value of the assets and liabilities), or a gain or loss in the case of a change in the control of an existing investment. SFAS No. 141(R) will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009. Adoption of SFAS No. 141(R) is not expected to materially impact the Company’s consolidated financial position or results of operations when it becomes effective in 2009.

    In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other accounting principles generally accepted in the United States of America (“GAAP”). FSP 142-3 is effective for the Company at the beginning of fiscal year 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Adoption of FSP 142-3 is not expected to materially impact the Company’s consolidated financial position or results of operations directly when it becomes effective in 2009, as the only impact that FSP 142-3 is expected to have relates to intangible assets acquired subsequent to January 1, 2009 that are reflected in the consolidated financial statements.

Use of Estimates— The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.	INVENTORIES

Inventories consist of the following (dollars in thousands):

	As of December 31,
	2008	2007

Raw materials and components	$17,655	$17,307
Finished goods	12,039	14,341
Total	$29,694	$31,648

4.	PROPERTY AND EQUIPMENT - NET

Property and equipment consist of the following (dollars in thousands):

	Useful Lives	As of December 31,
		2008	2007

Tooling	3 to 5 years	$534	$479
Leasehold improvements	Term of lease to 5 years	1,075	1,054
Machinery and equipment	3 to 8 years	4,128	2,493
Furniture and fixtures	5 to 8 years	334	330
Computer equipment	3 years	2,053	1,840
Construction in progress		494	1,073
Total property and equipment		8,618	7,269
Accumulated depreciation		(4,480)	(3,199)
Total		$4,138	$4,070

    Depreciation expense was $1.3 million, $1.0 million and $0.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

5.	OTHER ASSETS - NET

Other assets consist of the following (dollars in thousands):

	As of December 31,
	2008	2007

Capitalized debt issuance costs, net of accumulated amortization of $80 and $43	$116	$140
Restricted investments	540	829
Deposits	284	205
Income tax receivable	312	-
Retail permanent fixtures	1,586	-
Total	$2,838	$1,174

The Company incurred costs of $196,000 associated with obtaining the senior credit agreement (see Note 7). As of December 31, 2008, these costs are being amortized over the life of the related debt obligations as an additional component of interest expense. These costs are expected to be fully amortized by March 31, 2010. Capitalized debt issuance costs relating to the previous credit agreements in the amount of $1.0 million were written off to interest expense as a result of the senior credit agreement entered into by the Company in November 2006.

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value and their realized and unrealized losses were $380,000 for 2008 and realized and unrealized gains were $53,000 and $39,000 for 2007 and 2006, respectively. For the restricted investments, quoted market prices (Level 1) are used to determine their fair value of trading securities.

During 2008, the Company incurred costs of $1.6 million for retail permanent fixtures, which are being delivered to certain retail customers for the display of the Company's cosmetic products in 2009. These retail permanent fixtures are being placed in service in connection with the retail customers' resets of selling space and these costs will be amortized over a period of three years.

6.	INTANGIBLE ASSETS AND GOODWILL

Definite-lived intangible assets consist of the following as of December 31, 2008 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Patents	$8,699	$2,997	$5,702
Distributor relationships	23,701	6,122	17,579
Total	$32,400	$9,119	$23,281

Definite-lived intangible assets consist of the following as of December 31, 2007 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Patents	$8,699	$2,417	$6,282
Distributor relationships	23,701	4,937	18,764
Total	$32,400	$7,354	$25,046

Amortization expense was $1.8 million, for each of the three years ended December 31, 2008, 2007 and 2006. Amortization of intangible assets for the next five years will be approximately $1.8 million per year.

    The changes in the carrying amounts of indefinite-lived intangible assets for the years ended December 31, 2008 and 2007, are as follows:

	As of December 31,
	2008	2007
Trade names
Balance - Beginning of the year	$29,500	$29,500
Impairment charge	(15,900)	-
Balance - End of the year	$13,600	$29,500

Goodwill
Balance - Beginning of the year	$17,463	$17,463
Purchase accounting adjustment	(702)	-
Impairment charge	(16,761)	-
Balance - End of the year	$-	$17,463

The Company evaluates its goodwill and other indefinite-lived intangible assets, which consist of trade names, for impairment in the second quarter of each fiscal year.  Accordingly, the Company tested its goodwill and trade names and noted no impairment for the fiscal quarter ended June 30, 2008. In addition to the annual impairment test, the Company assesses whether events or circumstances occurred that potentially indicate that the carrying amounts of these assets may not be recoverable. Due to the significant downturn in the U.S. economy and the deterioration of the market price of the Company's common stock during the fiscal quarter ended September 30, 2008, the Company tested goodwill and trade names and noted no impairment as of September 30, 2008. Given that the continued downturn in the U.S. economy during the fourth quarter of 2008 significantly lowered consumer discretionary spending, which lowered the demand for the Company's products, along with the continued deterioration of the Company's market capitalization, management tested goodwill and trade names for impairment as of December 31, 2008.

The performance of this test involves a two-step process. The first step of the impairment test involves comparing the fair values of the Company's single reporting unit with its aggregate carrying values, including goodwill and trade names. The Company generally determines the fair value of its reporting unit utilizing a discounted cash flow method (an income approach) and corroborated with a market approach based on recent share prices and includes a control premium based on recent transactions that have occurred in the Company's industry. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (“WACC”) and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the impairment test. The second step of the impairment test involves preparing an allocation of the fair value of the Company's reporting unit to the tangible and intangible assets (other than goodwill) as if the reporting unit had been acquired in a business combination.

In order to test the trade names for impairment, the Company determines the fair value of the trade names and compares such amount to its carrying value. The Company determines the fair value of the trade names using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are the projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in the Company's industry.

    Based on the Company's analysis, a non-cash impairment charge of $16.8 million was recorded at December 31, 2008 representing the entire amount of previously recorded goodwill. Additionally, a non-cash impairment charge of $15.9 million was recorded at December 31, 2008 to write down the carrying value of trades names to their fair value.

    The carrying value of our definite-lived intangible assets, which consist of patents and distributor relationships, was determined not to be impaired as of December 31, 2008.

7.	FINANCING ARRANGEMENTS

On November 14, 2006, Physicians entered into a senior credit agreement with a bank replacing the previous credit arrangement. The senior credit agreement was scheduled to terminate in 2011 and, as of December 31, 2008, provided for an amortizing term loan and for borrowings of up to $25,000,000 under a revolving credit facility, with availability reduced by any outstanding letters of credit. Amounts outstanding under the term loan facility and revolving credit facility bore interest at a London Interbank Offered Rate (“LIBOR”) Adjusted Rate (as defined in the senior credit agreement) plus 1.75% or at a Base Rate (as defined in the senior credit agreement) plus 0.25%. The senior credit agreement also provided for a commitment fee of one-quarter of 1.0% on any unused commitment.

Borrowings under the senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc. and borrowings under the senior credit agreement are secured by a pledge of the capital stock of Physicians Formula, Inc. and its equity interests in each of its subsidiaries and substantially all of the assets Physicians Formula, Inc. and its domestic subsidiaries.

As of December 31, 2008, prior to the fourth amendment described below, the senior credit agreement contained various covenants, including a maximum total leverage ratio; a minimum fixed charge coverage ratio; a minimum net worth requirement and a limitation on property, plant and equipment expenditures.

The senior credit agreement contains certain additional negative covenants, including limitations on the Company's ability to: incur other indebtedness and liens; fundamentally change the business through a merger, consolidation, amalgamation or liquidation; sell assets; make restricted payments; pay cash dividends from Physicians Formula, Inc. or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; and change our line of business. The senior credit agreement requires mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent the Company does not use the proceeds for the purchase of satisfactory replacement assets provided certain conditions are met. As of December 31, 2008, the Company was in compliance with the covenants contained in the senior credit agreement.

At December 31, 2008 and 2007, there was $7,935,000 and $10,168,000, respectively, outstanding under the revolving credit facility at interest rates of 3.50% and 7.50%, respectively. As of December 31, 2008, there was $17,065,000 available under the revolving credit facility. The revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repay the outstanding obligation under the revolving credit facility. As such, in accordance with Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include both a Subjective Acceleration Clause and a Lock-Box Arrangement, the Company has classified the above outstanding amounts under the revolving credit facility as a current liability in the accompanying consolidated balance sheets. There were no outstanding letters of credit at any of the balance sheet dates.

Amounts outstanding under the term loans as of December 31, 2008 and 2007 were $10.5 million and $13.5 million, respectively, and quarterly payments were due through September 30, 2011. The interest rate on the term loan was 3.39% and 7.20% at December 31, 2008 and 2007, respectively. The term loans were converted to revolving loans as a result of the fourth amendment to the senior credit agreement entered into by the Company on March 30, 2009 as described further below. Accordingly, the Company has included the $10.5 million of outstanding term loans as of December 31, 2008 in the current portion of long-term debt in the accompanying consolidated balance sheets.

On March 31, 2009, Physicians entered into a fourth amendment to the senior credit agreement. The fourth amendment to the senior credit agreement, among other things, eliminated the minimum fixed charge coverage ratio and the maximum total leverage ratio covenants and replaced them with a minimum interest coverage ratio and a minimum EBITDA (as defined by the senior credit agreement) covenant and amended the minimum tangible net worth covenant. The fourth amendment also included a reduction in permitted capital expenditures to not more than $2.0 million per year. Additionally, Physicians is no longer permitted to purchase shares of the Company’s common stock or to make cash distributions to the Company to allow it to repurchase shares of the Company’s common stock. In addition, the fourth amendment converted the entire facility into an asset-based revolving credit facility, and the outstanding term loan was replaced with borrowings under the revolving credit facility.

Pursuant to the fourth amendment, the maximum amount available for borrowing under the revolving credit facility is equal to the lesser of (i) $27.5 million and (ii) the sum of (a) up to 65% of the book value of eligible accounts receivable, (b) the lesser of (1) up to 25% of eligible inventory (with a permanent reduction to 15% of eligible inventory after June 30, 2009) and (2) $8.0 million (with a permanent reduction to $5.0 million after June 30, 2009), (c) the balance of certain foreign currency accounts denominated in Canadian dollars (the “Canadian Pledged Accounts”), and (d) the orderly liquidation value of eligible equipment not to exceed $1.0 million, all as determined in accordance with the fourth amendment.  On June 30, 2009, the maximum availability for borrowing under the revolving credit facility will be permanently reduced to $25.0 million.  The revolving credit facility will mature on March 31, 2010.  In addition, the fourth amendment increased the applicable interest rate to a percentage equal to the lender’s reference rate plus 3.50% (with a reduction to 3.00% after June 30, 2009), eliminated the option to elect an interest rate based on LIBOR and increased the commitment fee on unused commitments to 0.50%. As of March 31, 2009, the interest rate under the terms of the fourth amendment to the senior credit agreement was 6.75%. In connection with the fourth amendment, the Company paid the bank a fee of $75,000 and incurred approximately $100,000 of costs.

    All revenue received by Physicians and its subsidiaries in Canadian dollars is required to be deposited into the Canadian Pledged Accounts, which are pledged to the agent to secure borrowings under the revolving credit facility.  Physicians may use the balance in the Canadian Pledged Accounts to repay borrowings under the revolving credit facility, or, if the Company demonstrates availability under the borrowing base of at least $1.5 million and other conditions are met, Physicians may make monthly transfers from the Canadian Pledged Accounts to a Canadian disbursement account in an amount that will not cause the balance of the Canadian disbursement account to exceed CDN$500,000, and, if other conditions are met, Physicians may use the Canadian disbursement account to pay amounts due to its Canadian vendors in the ordinary course of business.

8.	COMMITMENTS AND CONTINGENCIES

Operating Leases— The Company has long-term noncancelable operating leases for its facilities expiring through December 2010 and operating leases, primarily for various pieces of equipment, expiring through December 2012. Certain of the leases contain free rent periods and rent escalation clauses. The Company records rent expense on a straight-line basis. Total rent expense for all facilities and equipment was $1.8 million, $1.6 million and $1.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum commitments under these operating leases as of December 31, 2008 are as follows (dollars in thousands):

Years Ending December 31

2009	$1,481
2010	1,409
2011	64
2012	13
$2,967

Litigation— The Company has been named in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s consolidated financial statements.

Environmental— The shallow soils and groundwater below the Company's City of Industry facility was contaminated by the former operator of the property. The former operator performed onsite cleanup and the Company anticipates that it will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, the Company believes the cost, which the Company is not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to the Company in the past, and that the Company believes remain financially able to do so.

The facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. The Company, along with many others, was named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). The Company entered into a settlement with another PVOU PRP (the "Work PRP") pursuant to which, in return for a payment the Company has already made and that was fully indemnified and paid by a second company, the Work PRP indemnified the Company against most claims for PVOU contamination and is performing the PVOU remediation. The Company has entered into a consent decree with the EPA and the other PRP that will resolve the Company's liability for the cleanup of regional groundwater contamination without any payment by the Company to the EPA. The consent decree has been executed by the EPA and filed with the court and, following the mandatory public notice and comment period, is expected to be approved and entered by the court in the third quarter of 2009. Depending on the scope and duration of the cleanup, the Company may be requested to make further payments to the other PRP for regional groundwater remediation costs. The Company estimates the amount of any such additional payments would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. The Company expects any such additional payments to be covered by indemnities given to the Company by the other companies. Those companies may contest their indemnity obligation for these payments. The Company believes the companies are financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims.

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

On September 11, 2008, the Board of Directors of the Company authorized the repurchase of up to $10.0 million of the Company’s outstanding common stock pursuant to a stock repurchase program (the "Repurchase Program"). Under the terms of the Repurchase Program, the Company may repurchase shares through open market purchases or through privately negotiated transactions. The stock repurchase activities will be conducted in compliance with the safe harbor provisions of Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Repurchase Program does not obligate the Company to repurchase any dollar amount or number of shares of its common stock, and the program may be extended, modified, suspended or discontinued at any time.

On September 12, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act (the "Rule 10b5-1 Trading Plan"), with Deutsche Bank Securities, Inc. ("Deutsche Bank"), to facilitate the repurchase of common stock under the Repurchase Program. The Rule 10b5-1 Trading Plan authorized daily share repurchases from September 12, 2008 through November 6, 2008 at varying prices. On October 9, 2008, the Company gave notice of termination of the Rule 10b5-1 Trading Plan with Deutsche Bank due to the unanticipated change in the volume limitation under Rule 10b-18 of the Exchange Act. The notice took effect on October 10, 2008. From September 12, 2008 through October 9, 2008, the Company repurchased and retired 621,193 shares for an aggregate price of $3.6 million under the Repurchase Program.

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

10.	TRANSACTIONS WITH RELATED PARTIES

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

The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for employee contributions as well as employer matching contributions and is available to eligible participants, as defined in the plan agreement. Participant contributions are matched at 100% of each dollar contributed by the participant up to 5% of a participant’s eligible salary. Matching contributions vest immediately. Matching contributions are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $358,000, $315,000 and $272,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company’s Deferred Compensation Plans provide certain employees the option to defer a portion of their compensation. Investments have been purchased that may be used to fund the Deferred Compensation Plans. These investments are included in other assets (see Note 5) and the related liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets.

12.	INCOME TAXES

The components of the (benefit) provision for income taxes for the years ended December 31, 2008, 2007 and 2006, are as follows (dollars in thousands):

	2008	2007	2006

Current:
Federal	$5,270	$7,060	$2,171
State	540	1,791	497
Total current	5,810	8,851	2,668
Deferred:
Federal	(8,079)	(2,442)	(1,856)
State	(2,425)	(578)	(741)
Total deferred	(10,504)	(3,020)	(2,597)
Total (benefit) provision for income taxes	$(4,694)	$5,831	$71

The major components of the deferred income tax assets and liabilities at December 31, 2008 and 2007, are as follows (dollars in thousands):

	2008	2007

Sales returns reserve	$5,110	$4,247
Stock options	2,787	1,829
Inventories	2,704	1,641
Accrued expenses	722	925
Other	1,324	872
Deferred income tax assets	12,647	9,514

Trade names	(5,500)	(11,935)
Distributor relationships	(7,124)	(7,665)
Patents	(2,044)	(2,592)
Other	(230)	(779)
Deferred income tax liabilities	(14,898)	(22,971)
Total	$(2,251)	$(13,457)

    The major elements contributing to the difference between the federal statutory rate and the effective tax rate for the years ended December 31, 2008, 2007 and 2006, are as follows:

	2008		2007	2006

Statutory rate	(35.0	) %	35.0%	35.0%
State income taxes-less effects of federal deduction	(5.0)		5.4	(23.5)
Goodwill impairment	23.3		-	-
Tax benefit deficiencies on stock options exercised	-		2.0	-
Charitable contributions	(1.4)		(1.7)	-
Extra-territorial income exclusions	-		-	(19.9)
Research and development credits	(0.7)		(1.1)	(35.1)
True-up of prior year permanent items	-		(0.6)	(13.4)
Impact of change in the deferred carrying rate	-		-	63.9
Other	(0.4)		1.0	3.5
Effective tax rate	(19.2	) %	40.0%	10.5%

    The Company adopted the provisions of FIN No. 48 on January 1, 2007, and did not record any cumulative effect adjustment to retained earnings at adoption. At December 31, 2008 and 2007, the Company's liability for uncertain tax positions were $482,000 and $21,000, respectively, and were recorded in other long-term liabilities. The increase in unrecognized tax benefits during the year ended December 31, 2008 was primarily attributable to tax positions taken in prior year state tax returns. These unrecognized tax benefits would affect the Company's effective tax rate if recognized. The Company believes it is reasonably possible that approximately $100,000 of these benefits associated with certain state tax filing positions will be recognized upon the expiration of the statute of limitations in various jurisdictions within the next twelve months.

    The following is a rollforward of the Company’s unrecognized tax benefits from January 1, 2007 to December 31, 2008 (dollars in thousands):

	2008	2007

Balance - Beginning of the year	$-	$-
Gross increases - tax positions in prior period	365	-
Balance - End of the year	$365	$-

    Interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $47,000 accrued for interest and $70,000 accrued for penalties at December 31, 2008. The Company recognized approximately $26,000 for interest and $70,000 accrual for penalties during the year ended December 31, 2008. The Company recognized $21,000 of interest and no penalties during the year ended December 31, 2007. The Company is subject to U.S. Federal income tax examinations for the 2005 through 2007 tax years, and is subject to state and local income tax examinations for the 2004 through 2007 tax years.

13.	EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

In connection with the Company’s initial public offering, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of December 31, 2008, a total of 797,776 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. On February 6, 2007, the Company granted 300,000 stock options to certain employees and on August 30, 2007 and November 30, 2007, the Company granted 25,000 stock options to newly elected directors under the 2006 Plan. On January 30, 2008, the Company granted 317,000 stock options under the 2006 Plan to certain employees of the Company.

2003 Stock Option Plan

In November 2003, the Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”) and reserved a total of 2,500,000 shares for grants under the 2003 Plan. The 2003 Plan provides for the issuance of stock options for common stock to executives and other key employees. The options generally have a 10-year life and vest over a period of time ranging from 24 months to 48 months. Options granted under the 2003 Plan were originally granted as time-vesting options and performance-vesting options. The original time-vesting options vest in equal annual installments over a four-year period. In connection with the initial public offering, the 713,334 performance-vesting options were amended to accelerate the vesting of 550,781 of such options, and 296,140 of these options were exercised. The remaining 162,553 performance-vesting options were converted to time-vesting options that vested in equal monthly installments over a two-year period through November 2008.

Options are granted with exercise prices not less than the fair value at the date of grant, as determined by the Board of Directors, which subsequent to our initial public offering is the closing price on the grant date.

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
		Weighted-Average Exercise Price	Aggregate Intrinsic Value		Weighted-Average Exercise Price	Aggregate Intrinsic Value

Options outstanding—January 1, 2006	863,666	$0.11		713,334	$0.10
Options forfeited	(4,000)	0.25		-	-
Options exercised	(370,166)	0.10	$1,444,000	(296,140)	0.10	$5,005,000
Options converted from Performance-Vesting to Time-Vesting Options	162,553	0.10		(162,553)	0.10
Options outstanding—December 31, 2006	652,053	0.11		254,641	0.10
Options granted	350,000	19.35		-	-
Options forfeited	(5,000)	20.75		-	-
Options exercised	(134,711)	0.10	$2,014,000	(117,960)	0.10	$1,061,000
Options outstanding—December 31, 2007	862,342	7.80		136,681	0.10
Options granted	317,000	9.54		-	-
Options forfeited	(1,000)	9.54		-	-
Options exercised	(102,584)	0.10	$595,000	-	-	$-
Options outstanding—December 31, 2008	1,075,758	$9.04	$(6,730,000)	136,681	$0.10	$368,000
Vested and expected to vest—December 31, 2008	1,075,758	$9.04	$(6,730,000)	136,681	$0.10	$368,000

    The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during 2008, 2007 and 2006 utilizing the following weighted-average assumptions:

	2008	2007	2006
Risk-free interest rate	3.3%	4.8%	4.3%
Volatility	50.7%	51.8%	52.5%
Dividend rate	None	None	None
Life in years	6.5	5.1	2.2

    The risk-free interest rate is based-upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate is based on companies of similar growth and maturity and the Company's peer group in the industry in which it does business. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. In 2008 and 2007, the expected life of the Company's stock options represents management’s best estimate based upon historical and expected trends in the Company's stock option activity. For 2006, the expected life of the stock options represents the average between the vesting and contractual term, pursuant to SEC Staff Accounting Bulletin No. 107, Share-Based Payment.

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

January 1, 2006	394,584	$40,000				-	$-
Vesting during year	221,690	22,000				550,781	55,000
Options exercised	(370,166)	(37,000)				(296,140)	(30,000)
December 31, 2006	246,108	25,000				254,641	25,000
Vesting during period	364,695	1,393,000				-	-
Options exercised	(134,711)	(14,000)				(117,960)	(11,000)
Options forfeited	(520)	(11,000)				-	-
December 31, 2007	475,572	1,393,000				136,681	14,000
Vesting during period	265,771	2,419,000				-	-
Options exercised	(102,584)	(10,000)				-	-
Options forfeited	(1,000)	(9,500)				-	-
December 31, 2008	637,759	$3,792,500	$5.95	6.2 years	$ (2,015,000)	136,681	$14,000	$0.10	4.8 years	$ 368,000

As of December 31, 2008, the options outstanding under the 2006 Plan and 2003 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.0 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-Average Grant Date Fair Value
January 1, 2008	386,770	$10.24
Vested	(265,771)	9.42
Granted	317,000	5.13
December 31, 2008	437,999	$7.04

The total fair value of options that vested in the years ended December 31, 2008, 2007, and 2006 was $2,504,000, $2,072,000 and $9,451,000, respectively.

As of December 31, 2008, total unrecognized estimated compensation cost related to non-vested stock options was approximately $3,044,000, which is expected to be recognized over a weighted-average period of approximately 2.5 years. The Company recorded cash received from the exercise of stock options of $11,000 during the year ended December 31, 2008. Upon option exercise, the Company issues new shares of stock.

The Company incurred $2.4 million, $2.5 million and $9.2 million of pre-tax non-cash share-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively. A non-cash share-based compensation cost of $116,000 was a component of cost of sales and $2.3 million was a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2008. A non-cash share-based compensation cost of $396,000 was a component of cost of sales and $2.1 million was a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2007. A non-cash share-based compensation cost of $9,.2 million was a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2006, which resulted from the amendment of certain stock options in connection with the initial public offering. The Company recognized tax benefits of $1.0 million, $1.1 million and $4.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company capitalized non-cash share-based compensation expense of $116,000, $86,000 and $333,000 in inventory for the years ended December 31, 2008, 2007 and 2006, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. SFAS No. 123R requires the cash flows resulting from such excess tax benefits to be classified as financing cash flows. Under SFAS No. 123R, the Company has classified excess tax benefits of $45,000, $79,000 and $58,000 for the years ended December 31, 2008, 2007 and 2006, respectively, as financing cash inflows.

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

14.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations (dollars in thousands, except per share data):

	Year Ended December 31, 2008
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$42,661	$22,876	$20,254	$28,241
Gross profit	23,715	10,556	11,823	12,345
Net income (loss)	5,019	(1,983)	1,686	(24,491)
Net income (loss) per common share:
Basic	0.36	(0.14)	0.12	(1.80)
Diluted	0.34	(0.14)	0.12	(1.80)

    Significant 2008 Fourth Quarter Event— In the fourth quarter of 2008, the Company recorded a non-cash goodwill and intangible asset impairment charge of $32.7 million.

The following is a summary of the unaudited quarterly results of operations (dollars in thousands, except per share data):

	Year Ended December 31, 2007
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net sales	$35,723	$22,102	$19,807	$33,889
Gross profit	20,621	12,182	9,722	18,713
Net income (loss)	4,302	(523)	102	4,868
Net income (loss) per common share:
Basic	0.31	(0.04)	0.01	0.35
Diluted	0.30	(0.04)	0.01	0.33

    Significant 2007 Fourth Quarter Event— In the fourth quarter of 2007, the Company recorded a total inventory write down of $1.6 million relating to certain excess and obsolete inventory.

15.	GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States. Net sales to unaffiliated customers by geographic region are as follows (dollars in thousands):

	Year Ended December 31,
Customer	2008	2007	2006

United States	$98,661	$101,127	$89,236
Canada	14,594	9,852	5,819
Other	777	542	350
	$114,032	$111,521	$95,405

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2009.

PHYSICIANS FORMULA HOLDINGS, INC.

/s/ INGRID JACKEL
By:	Ingrid Jackel
Its:	Chief Executive Officer

According to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 31, 2009.

Signatures	Capacity

/s/ INGRID JACKEL	Chief Executive Officer (principal executive officer) and Director
Ingrid Jackel

/s/ JOSEPH J. JAEGER	Chief Financial Officer (principal financial and accounting officer)
Joseph J. Jaeger

/s/ JEFF ROGERS	President and Director
Jeff Rogers

/s/ SONYA BROWN	Director
Sonya Brown

/s/ ZVI EIREF	Director
Zvi Eiref

/s/ JEFF M. BERRY	Director
Jeff M. Berry

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	Amended and Restated By-laws of the Registrant. (2)
4.1	Specimen Common Stock Certificate. (1)
10.1	Credit Agreement, dated as of November 14, 2006, among Physicians Formula, Inc., the lenders party thereto and Union Bank of California, N.A., as administrative agent. (2)
10.2
First Amendment to Credit Agreement, dated July 8, 2008, by and among Physicians Formula, Inc., the several banks and other lenders from time to time to the Credit Agreement and Union Bank of California, N.A., as administrative agent. (3)

10.3
Second Amendment to Credit Agreement, dated September 9, 2008, by and among Physicians Formula, Inc., the several banks and other lenders from time to time to the Credit Agreement and Union Bank of California, N.A., as administrative agent. (4)

10.4
Third Amendment to Credit Agreement, dated December 5, 2008, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank of California, N.A., as administrative agent. (5)

10.5	Stock Purchase Agreement, dated as of November 3, 2003, by and among the Registrant and the investors on the signature pages thereto. (1)
10.6*	Amended and Restated Employment Agreement, dated as of May 6, 2008, by and between the Registrant and Ingrid Jackel. (6)
10.7*	Amended and Restated Employment Agreement, dated as of May 6, 2008, by and between the Registrant and Jeff Rogers. (6)
10.8*	Amended and Restated Employment Agreement, dated as of May 6, 2008, by and between the Registrant and Joseph J. Jaeger. (6)
10.9*	2003 Stock Option Plan. (1)
10.10*	Amended and Restated 2006 Equity Incentive Plan. (6)
10.11*	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.12*	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.13*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Ingrid Jackel. (2)
10.14*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Jeff Rogers. (2)
10.15*	Stock Option Agreement (Time Vesting), dated as of March 8, 2004, by and between the Registrant and Joseph J. Jaeger. (1)

E-1

10.16*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Joseph J. Jaeger. (2)
10.17*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Ingrid Jackel. (1)
10.18*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Jeff Rogers. (1)
10.19*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of March 8, 2004, by and between Physicians Formula, Inc. and Joseph J. Jaeger. (1)
10.20*	Executive Stock Purchase Agreement, dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.21*	Executive Stock Purchase Agreement, dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.22	Letter Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Pierre Fabre Dermo-Cosmetique. (1)
10.23*	2005 Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, as amended and restated on December 30, 2008.
10.24*	Nonqualified Deferred Compensation Plan, effective as of December 1, 1999. (1)
10.25	Settlement Agreement, dated as of June 7, 2006, among Physicians Formula, Inc., the registrant and Pierre Fabre Dermo-Cosmetique, S.A. (1)
10.26*	Form of director indemnification agreement. (1)
10.27*	Form of option award agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.28*	Form of restricted stock agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.29*	Form of non-qualified option award agreement for Ingrid Jackel, Jeff Rogers and Joseph J. Jaeger under Amended and Restated 2006 Equity Incentive Plan. (8)
10.30*	2007 Bonus Plan. (7)
10.31*	Form of performance award for 2008 under Amended and Restated 2006 Equity Incentive Plan. (6)
10.32	Stock Repurchase Instruction, dated September 12, 2008, between the registrant and Deutsche Bank Securities, Inc. (9)
10.33	Fourth Amendment to Credit Agreement, dated March 30, 2009, by and among Physicians Formula, Inc., the several banks and other lender from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent. (11)
21.1	Subsidiaries of the Registrant. (10)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Joseph J. Jaeger, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-136913) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2006 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on July 10, 2008 and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on September 12, 2008 and incorporated by reference herein.
(5)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on December 8, 2008 and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on May 8, 2008 and incorporated by reference herein.
(7)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on March 12, 2007 and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Form 10-K (File No. 001-33142) for the year ended December 31, 2006 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2008 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-141678) and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on March 31, 2009 and incorporated by reference herein.
*	Indicates management contract or compensatory plan or arrangement.

E-2