Form 10-K/A
period 2008-12-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2009-04-27
CIK 1269871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

Explanatory Note

    This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends Physicians Formula Holdings, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “Commission”) on March 31, 2009 (the “Original Filing”).  This Amendment No. 1 is being filed to (i) amend and restate Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”), specifically, to amend the table presented in Item 12 to include under the column titled “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights” unvested options that were omitted from the table and (ii) amend and restate Item 15 (“Exhibits and Financial Statement Schedules”) to amend the reference to and file an exhibit that was omitted from the Original Filing.  In addition, the certifications required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, are filed as exhibits to this Amendment No. 1.

    Except as described above, no other changes have been made to the Original Filing.  The Original Filing continues to speak as of the date of the Original Filing, and Physicians Formula Holdings, Inc. has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing, or to modify the disclosure contained in the Original Filing other than to reflect the changes described above.

TABLE OF CONTENTS
PART III
Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.	5
PART IV
Item 15.	Exhibits and Financial Statement Schedules.	5
EXHIBIT INDEX		E-1

PART III

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	661,000	$14.65	797,776	(1)
2003 Stock Option Plan	551,439	0.11	-
Equity compensation plans not approved by security holders	-	-	-
Total	1,212,439	$8.03	797,776
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements.  The consolidated financial statements are included in Item 8 of the Company’s Annual Report on Form 10-K filed on March 31, 2009.
(a)(2) Financial Statement Schedules.  All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.
(b) Exhibits. The list of exhibits in the Exhibit Index to this Amendment No. 1 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2009.

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

10.5	Stock Purchase Agreement, dated as of November 3, 2003, by and among the Registrant and the investors on the signature pages thereto. (1)
10.6*	Amended and Restated Employment Agreement, dated as of May 6, 2008, by and between the Registrant and Ingrid Jackel. (6)
10.7*	Amended and Restated Employment Agreement, dated as of May 6, 2008, by and between the Registrant and Jeff Rogers. (6)
10.8*	Amended and Restated Employment Agreement, dated as of May 6, 2008, by and between the Registrant and Joseph J. Jaeger. (6)
10.9*	2003 Stock Option Plan. (1)
10.10*	Amended and Restated 2006 Equity Incentive Plan. (6)
10.11*	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.12*	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.13*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Ingrid Jackel. (2)
10.14*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Jeff Rogers. (2)
10.15*	Stock Option Agreement (Time Vesting), dated as of March 8, 2004, by and between the Registrant and Joseph J. Jaeger. (1)

E-1

10.16*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Joseph J. Jaeger. (2)
10.17*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Ingrid Jackel. (1)
10.18*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Jeff Rogers. (1)
10.19*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of March 8, 2004, by and between Physicians Formula, Inc. and Joseph J. Jaeger. (1)
10.20*	Executive Stock Purchase Agreement, dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.21*	Executive Stock Purchase Agreement, dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.22	Letter Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Pierre Fabre Dermo-Cosmetique. (1)
10.23*	2005 Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, as amended and restated on December 30, 2008. (11)
10.24*	Nonqualified Deferred Compensation Plan, effective as of December 1, 1999. (1)
10.25	Settlement Agreement, dated as of June 7, 2006, among Physicians Formula, Inc., the Registrant and Pierre Fabre Dermo-Cosmetique, S.A. (1)
10.26*	Form of director indemnification agreement. (1)
10.27*	Form of option award agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.28*	Form of restricted stock agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.29*	Form of non-qualified option award agreement for directors, executive officers and certain employees under Amended and Restated 2006 Equity Incentive Plan. (12)
10.30*	2007 Bonus Plan. (7)
10.31*	Form of performance award for 2008 under Amended and Restated 2006 Equity Incentive Plan. (6)
10.32	Stock Repurchase Instruction, dated September 12, 2008, between the registrant and Deutsche Bank Securities, Inc. (8)
10.33
Fourth Amendment to Credit Agreement, dated March 30, 2009, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent. (10)

21.1	Subsidiaries of the Registrant. (9)
23.1	Consent of Deloitte & Touche LLP. (11)
31.1	Certification by Ingrid Jackel, Chief Executive Officer. (12)
31.2	Certification by Joseph J. Jaeger, Chief Financial Officer. (12)
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (11)

(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-136913) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2006 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on July 10, 2008 and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on September 12, 2008 and incorporated by reference herein.
(5)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on December 8, 2008 and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on May 8, 2008 and incorporated by reference herein.
(7)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on March 12, 2007 and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2008 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-141678) and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on March 31, 2009 and incorporated by reference herein.
(11)	Previously filed as an exhibit to the Form 10-K on March 31, 2009.
(12)	Filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

E-2