Form 10-Q
period 2009-03-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2009-05-11
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of May 8, 2009, was 13,577,118.

TABLE OF CONTENTS

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	March 31,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3	$620
Restricted cash	4,768	-
Accounts receivable, net of allowance for bad debts of $1,052 and $838	26,332	29,186
Inventories	30,070	29,694
Prepaid expenses and other current assets	1,797	1,515
Income tax receivables	559	-
Deferred income taxes—net	10,003	9,224
Total current assets	73,532	70,239
PROPERTY AND EQUIPMENT—Net	4,091	4,138
OTHER ASSETS—Net	3,942	2,838
INTANGIBLE ASSETS—Net	36,440	36,881
TOTAL	$118,005	$114,096

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft	$565	$-
Accounts payable	11,318	11,212
Accrued expenses	1,396	1,523
Trade allowances	8,651	4,580
Sales returns reserve	9,951	12,613
Income taxes payable	-	1,675
Line of credit borrowings	24,107	7,935
Current portion of long-term debt	-	10,500
Total current liabilities	55,988	50,038

OTHER LONG-TERM LIABILITIES	984	1,022
DEFERRED INCOME TAXES—NET	10,882	11,475

COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Series A preferred stock, $.01 par value—10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value—50,000,000 shares authorized, 13,577,118 shares issued and outstanding	136	136
Additional paid-in capital	59,272	58,968
Retained deficit	(9,257)	(7,543)
Total stockholders' equity	50,151	51,561
TOTAL	$118,005	$114,096

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

NET SALES	$20,174	$42,661
COST OF SALES	10,431	18,946
GROSS PROFIT	9,743	23,715
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	12,774	14,876
(LOSS) INCOME FROM OPERATIONS	(3,031)	8,839
INTEREST EXPENSE-NET	208	358
OTHER EXPENSE	57	87
(LOSS) INCOME BEFORE INCOME TAXES	(3,296)	8,394
(BENEFIT) PROVISION FOR INCOME TAXES	(1,582)	3,375
NET (LOSS) INCOME	$(1,714)	$5,019

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.13)	$0.36
Diluted	$(0.13)	$0.34

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,577,118	14,095,834
Diluted	13,577,118	14,579,437

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,714)	$5,019
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	848	712
Unrealized exchange rate (loss) gain	(144)	317
Deferred income taxes	(1,372)	670
Provision for bad debts	214	18
Amortization and write-off of debt issuance costs	36	9
Recognition of stock-based compensation	286	591
Tax benefit on exercise of stock options	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	2,784	(3,226)
Inventories	(358)	3,819
Prepaid expenses and other current assets	(282)	(53)
Other assets	-	5
Accounts payable	152	(3,792)
Accrued expenses, trade allowances and sales returns reserve	1,282	459
Income taxes payable/receivable	(2,234)	(456)
Other long-term liabilities	4	-
Net cash (used in) provided by operating activities	(498)	4,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(320)	(308)
Other assets	(1,261)	-
Restricted cash	(4,768)	-
Net cash used in investing activities	(6,349)	(308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydowns of term loans	-	(1,125)
Net borrowings (paydowns) under line of credit	5,672	(2,656)
Debt issuance costs	(7)	-
Tax benefit on exercise of stock options	-	2
Cash overdraft	565	-
Net cash provided by (used in) financing activities	6,230	(3,779)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(617)	3
CASH AND CASH EQUIVALENTS—Beginning of period	620	-
CASH AND CASH EQUIVALENTS—End of period	$3	$3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest	$182	$436
Income taxes	$2,020	$3,161

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES - The Company had accounts payable of $51 and $62 outstanding as of March 31, 2009 and 2008, respectively, relating to purchases of property and equipment. In addition, the Company incurred costs of $150 associated with obtaining the fourth amendment to the senior credit agreement on March 30, 2009. These costs were recorded as part of current assets and the related liability was included in accounts payable. Finally, the Company replaced its previously outstanding borrowings of $10,500 under its term loans with borrowings under the revolving credit facility in connection with the fourth amendment to the senior credit agreement on March 30, 2009.

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

The Company develops, markets, manufactures and distributes innovative, premium-priced products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Walgreens, Target, CVS, and Rite Aid.

The accompanying condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008 and the condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), the instructions to Quarterly Reports on Form 10-Q and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2009, its results of operations for the three months ended March 31, 2009 and 2008, and its cash flows for the three months ended March 31, 2009 and 2008. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2009. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date.

These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity—  Our senior credit agreement required us to comply with financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. On March 30, 2009, we entered into an amendment to the senior credit agreement. The amendment converted the entire senior credit facility, which previously consisted of an amortizing term loan and a revolving credit facility, into an asset-based revolving credit facility subject to a limitation on availability under a borrowing base formula, which reduced the overall availability under the senior credit agreement, increased the applicable margin on interest rates for borrowings, restricted deposits made into certain of our Canadian cash accounts and shortened the term of the credit facility to March 2010. The Company intends to be able to support its operations through continued development and growth of new products, addition of new customers, obtaining new financing or extending the term of our existing senior credit agreement, implementing a company-wide salary reduction plan, eliminating cash bonuses in 2009, implementing cost controls, reducing capital expenditures and re-evaluating various non-strategic marketing and administrative costs. The Company reduced its workforce by approximately 21 positions in March 2009 in an effort to reduce costs.

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

	Three Months Ended March 31,
Customer	2009	2008

A	22%	15%
B	17%	16%
C	13%	15%
D	11%	9%

Four customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 77% and 69% of gross accounts receivable at March 31, 2009 and December 31, 2008, respectively. In the first quarter of 2009, one of the Company's largest retailer customers informed management that as a result of a change in strategy, the customer intends to reduce its space allocated to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed us of its decision to discontinue selling Physicians Formula products in 2010.  This change may have a material negative impact on our net sales beginning in the second quarter of 2009 as the customer reduces its inventory levels of Physicians Formula products. No sales to this customer are expected beginning September 2009. This change will eliminate our distribution in approximately 5,800 stores in 2010. This customer accounted for 13% of gross sales in the three months ended March 31, 2009.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

2.  NEW ACCOUNTING STANDARDS

    In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1 (“FSP FAS 107-1 and APB 28-1”), “Interim Disclosures About Fair Value of Financial Instruments.” The FSP FAS 107-1 and APB 28-1 amends SFAS 107, “Disclosure about Fair Value of Financial Instruments," and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company will be required to adopt FSP FAS 107-1 and APB 28-1 in the second quarter of 2009. The Company does not believe that adoption of the FSP FAS 107-1 and APB 28-1 will have a material impact on our condensed consolidated financial statements.

3.  NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed as net (loss) income divided by the weighted-average number of common shares outstanding during the period. Diluted net income per share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options:

	Three Months Ended March 31,
	2009	2008

Weighted-average number of common shares—basic	13,577,118	14,095,834
Effect of dilutive employee stock options	-	483,603
Weighted-average number of common shares—diluted	13,577,118	14,579,437

    Stock options for the purchase of 1,205,680 and 662,000 shares of common stock were excluded from the above calculation during the three months ended March 31, 2009 and 2008, respectively, as the effect of those options was anti-dilutive.

4.  INVENTORIES

Inventories consisted of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008

Raw materials and components	$18,822	$17,655
Finished goods	11,248	12,039
Total	$30,070	$29,694

5.  OTHER ASSETS

Other assets consist of the following (dollars in thousands):

	March 31,	December 31,
	2009	2008

Capitalized debt issuance costs, net of accumulated amortization of $80	$-	$116
Restricted investments	497	540
Deposits	305	284
Income tax receivable	312	312
Retail permanent fixtures, net of accumulated amortization of $86 and $0, respectively	2,828	1,586
Total	$3,942	$2,838

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value and their unrealized losses were $57,000 and $87,000 for the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2009, the Company incurred costs of $1.3 million for retail permanent fixtures, which are being delivered to certain retail customers for the display of the Company's cosmetic products. These retail permanent fixtures are being placed in service in connection with the retail customers' resets of selling space and these costs will be amortized over a period of three years. Amortization expense was $86,000 for the three months ended March 31, 2009. Amortization of retail permanent fixtures is expected to be approximately $728,000 for the remainder of 2009, $971,000 for 2010, $971,000 for 2011 and $158,000 for 2012.

6.  INTANGIBLE ASSETS

Intangible assets consisted of the following as of March 31, 2009 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names (indefinite-lived)	$13,600	$-	$13,600
Patents	8,699	3,141	5,558
Distributor relationships	23,701	6,419	17,282
Total	$46,000	$9,560	$36,440

Intangible assets consisted of the following as of December 31, 2008 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Trade names (indefinite-lived)	$13,600	$-	$13,600
Patents	8,699	2,997	5,702
Distributor relationships	23,701	6,122	17,579
Total	$46,000	$9,119	$36,881

Amortization expense was $441,000 in each of the three month periods ended March 31, 2009 and 2008. Amortization of intangible assets for the remainder of 2009 will be approximately $1,324,000 and is expected to be approximately $1,765,000 in each of the next five years.

The Physicians Formula trade name has been used since 1937 and is a recognized brand within the cosmetics industry. It is management's intent to leverage the Company's trade names indefinitely into the future. Trade names are tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests.

As a result of the continued downturn in the U.S. economy during the fourth quarter of 2008 which lowered consumer discretionary spending, resulting in lowered demand for our products, along with the continued deterioration of the Company's market capitalization, we conducted an impairment test of goodwill and other intangibles as of December 31, 2008. As a result, we recorded a non-cash impairment charge of $16.8 million representing the entire amount of our previously recorded goodwill and a $15.9 million non-cash impairment charge to write-down the carrying value of the Company's trade names to their fair value during 2008.

The Company will continue to monitor operational performance measures and general economic conditions. A continued downward trend could result in our recognizing an impairment charge of the Physicians Formula trade name in connection with a future impairment test.

7.  FINANCING ARRANGEMENTS

On March 30, 2009, Physicians entered into a fourth amendment to the senior credit agreement (the “fourth amendment”) which converted the entire facility, which previously consisted of an amortizing term loan and a revolving credit facility, into an asset-based revolving credit facility, and the outstanding term loan was replaced with borrowings under the revolving credit facility. The fourth amendment to the senior credit agreement, among other things, eliminated the minimum fixed charge coverage ratio and the maximum total leverage ratio covenants and replaced them with a minimum interest coverage ratio and a minimum EBITDA (as defined by the senior credit agreement) covenant and amended the minimum tangible net worth covenant. The fourth amendment also included a reduction in permitted capital expenditures to not more than $2.0 million per year (excludes retail permanent fixtures). Additionally, Physicians is no longer permitted to purchase shares of the Company’s common stock or to make cash distributions to the Company to allow it to repurchase shares of the Company’s common stock.

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

    All revenue received by Physicians and its subsidiaries in Canadian dollars is required to be deposited into the Canadian Pledged Accounts, which are pledged to the agent to secure borrowings under the revolving credit facility.  Physicians may use the balance in the Canadian Pledged Accounts to repay borrowings under the revolving credit facility, or, if the Company demonstrates availability under the borrowing base of at least $1.5 million and other conditions are met, Physicians may make monthly transfers from the Canadian Pledged Accounts to a Canadian disbursement account in an amount that will not cause the balance of the Canadian disbursement account to exceed CDN$500,000, and, if other conditions are met, Physicians may use the Canadian disbursement account to pay amounts due to its Canadian vendors in the ordinary course of business. As of March 31, 2009, the Canadian Pledged Accounts had a balance of $4.8 million, which is recorded as restricted cash in the accompanying condensed consolidated balance sheet.

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

At March 31, 2009, there was $24.1 million outstanding under the revolving credit facility at an interest rate of 6.75% and we had $3.4 million of availability under the revolving credit facility. At December 31, 2008, there was $7.9 million outstanding under the revolving credit facility at an interest rate of 3.50%.

The amount outstanding under the term loan as of December 31, 2008 was $10.5 million and quarterly payments were due through September 30, 2011. The interest rate on the term loan was 3.39% at December 31, 2008. As described above, on March 30, 2009, pursuant to the fourth amendment, the outstanding term loan was replaced with borrowings under the revolving credit facility. Accordingly, the Company included the $10.5 million outstanding under the term loan as of December 31, 2008 in the current portion of long-term debt in the accompanying condensed consolidated balance sheets.

8.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of March 31, 2009, a total of 804,535 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors.

2003 Stock Option Plan

In November 2003, the Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”) and reserved a total of 2,500,000 shares for grants under the 2003 Plan. The 2003 Plan provides for the issuance of stock options for common stock to executives and other key employees. The options generally have a 10-year life and vest over a period of time ranging from 24 months to 48 months. Options granted under the 2003 Plan were originally granted as time-vesting options and performance-vesting options. The original time-vesting options vest in equal annual installments over a four-year period. In connection with the Company's initial public offering during 2006, the 713,334 performance-vesting options were amended to accelerate the vesting of 550,781 of such options, and 296,140 of these options were exercised. The remaining 162,553 performance-vesting options were converted to time-vesting options that vested in equal monthly installments over a two-year period through November 2008.

Options are granted with exercise prices not less than the fair value at the date of grant, as determined by the Board of Directors, which subsequent to the Company's initial public offering is the closing price on the grant date.

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
		Weighted-Average Exercise Price	Aggregate Intrinsic Value		Weighted-Average Exercise Price	Aggregate Intrinsic Value

Options outstanding—January 1, 2009	1,075,758	$9.04		136,681	$0.10
Options forfeited	(6,759)	11.14		-	-
Options outstanding—March 31, 2009	1,068,999	$9.03	$(7,558,000)	136,681	$0.10	$254,000
Vested and expected to vest—March 31, 2009	1,068,999	$9.03	$(7,558,000)	136,681	$0.10	$254,000

    The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

January 1, 2009	637,759	$ 3,793,000				136,681	$ 14,000
Vesting during period	48,652	597,000				-	-
March 31, 2009	686,411	$ 4,390,000	$ 6.40	6.0 years	$(3,048,000)	136,681	$ 14,000	$ 0.10	4.6 years	$ 254,000

As of March 31, 2009, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 6.7 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-Average Grant Date Fair Value
January 1, 2009	437,999	$7.04
Vested	(48,652)	6.33
Forfeited	(6,759)	5.90
March 31, 2009	382,588	$7.15

The total fair value of options that vested during the three months ended March 31, 2009 and 2008 was $0.1 million and $0.7 million, respectively.

As of March 31, 2009, total unrecognized estimated compensation cost related to non-vested stock options was approximately $2.7 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. There were no exercises of stock options during the three months ended March 31, 2009.

The Company incurred $0.3 million and $0.6 million of pre-tax non-cash share-based compensation expense for the three month periods ended March 31, 2009 and 2008, respectively.  Non-cash share-based compensation cost of $24,000 was a component of cost of sales and $0.3 million was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009. Non-cash share-based compensation cost of $23,000 was a component of cost of sales and $0.6 million was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008. The Company recognized a tax related benefit of $0.1 million and $0.3 million for the three months ended March 31, 2009 and 2008, respectively.  The Company capitalized non-cash share-based compensation expense of $18,000 and $28,000 in inventory for the three months ended March 31, 2009 and 2008, respectively.

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

10.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company's assets are located in the United States and Canada. Approximately $223,000 of the Company's retail permanent fixtures are located in Canada and are classified in other assets on the accompanying condensed consolidated balance sheet as of March 31, 2009. Net sales to unaffiliated customers by geographic region are as follows (dollars in thousands):

	Three Months Ended March 31,
Customer	2009	2008

United States	$17,720	$35,437
Canada	2,424	7,072
Other	30	152
	$20,174	$42,661

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Overview of the Business

We specialize in developing and marketing innovative, premium-priced cosmetics products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, rather than focusing on changing fashion trends. Our products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras.

We sell our products to mass market retailers such as Wal-Mart, Walgreens, Target, CVS and Rite Aid. Our products are currently sold in approximately 29,500 of the 45,000 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products, which are primarily introduced during the first and fourth quarters, are a very important part of our business and have contributed, on average, approximately 44.1% of our net sales for the last three years.

    Our results during the first quarter were adversely impacted by drastic changes in the retail environment compared to the first quarter of last year, including the following items: (i) during the three months ended March 31, 2008, our total distribution, which is the number of stores in which we sell products multiplied by our number of stock keeping units per store, increased, resulting in higher net sales for that quarter as customers ordered larger quantities of our products to fill the new space, while our total distribution was flat in the three months ended March 31, 2009; (ii) our drug chain retailers implemented unprecedented tight inventory control, which has led to destocking that began in the three months ended December 31, 2008 and continued through the three months ended March 31, 2009, which is typically a strong quarter for us due to the seasonality of our new product pipelines; (iii) new products, which are primarily introduced during the first and fourth quarters, represented 24% of our net sales for the three months ended March 31, 2009, 50% lower than the same period a year ago, when new products contributed 48% of net sales; and (iv) we decreased our promotional activity, and our sales of promotional kits in particular, in the three months ended March 31, 2009. In addition, we are only selling our promotional programs to each retailer’s top volume stores to reduce the return liability moving forward.

    In the first quarter of 2009, one of our largest retailer customers informed us that as a result of a change in strategy, the customer intends to reduce the space allocated to the entire color cosmetics category in its stores in 2010.  In April 2009, this customer informed us of its decision to discontinue selling Physicians Formula products in 2010.  This change may have a material negative impact on our net sales beginning  in the second quarter of 2009 as the customer reduces its inventory levels of our products, and we do not expect to have any sales to this customer beginning September 2009. This change will eliminate our distribution in approximately 5,800 stores in 2010.  This customer accounted for 13% of our gross sales for the three months ended March 31, 2009 and 16% of our gross sales for the year ended December 31, 2008.

Our senior credit agreement required us to comply with financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. On March 30, 2009, we entered into an amendment to the senior credit agreement to, among other things, eliminate the minimum fixed charge coverage ratio and the maximum total leverage ratio covenants and replace them with a minimum interest coverage ratio and a minimum EBITDA (as defined in the senior credit agreement) covenant and amend the minimum tangible net worth covenant, to give us relief under the financial covenants in 2009. The amendment also converted the entire senior credit facility, which previously consisted of an amortizing term loan and a revolving credit facility, into an asset-based revolving credit facility subject to a limitation on availability under a borrowing base formula, which reduced the overall availability under the senior credit agreement, increased the applicable margin on interest rates for borrowings, restricted deposits made into certain of our Canadian Pledged Accounts and shortened the term of the credit facility to March 2010, as described in more detail under “Liquidity and Capital Resources — Credit Facilities.” The Company intends to be able to support its operations through continued development and growth of new products, addition of new customers, obtaining new financing or extending the term of our existing senior credit agreement, implementing a company-wide salary reduction plan, eliminating cash bonuses in 2009, implementing cost controls, reducing capital expenditures and re-evaluating various non-strategic marketing and administrative costs. The Company reduced its workforce by approximately 21 positions in March 2009 in an effort to reduce costs.

U.S. Market Share Data

    Based on retail sales data provided by ACNielsen, the Company’s approximate share of the masstige market, as defined below, was 7.9% for the 52 weeks ended April 18, 2009 compared to 8.1% for the same period in the prior year. This represents a 2% increase in dollar sales, compared to growth of 4% for the overall masstige market during this period, or a 2.5% decrease in the Company’s share of the masstige market.

    The Company defines the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L'Oreal, Max Factor, Neutrogena, Revlon, OPI, Borghese and Iman. ACNielsen is an independent research entity and its data does not include retail sales from Wal-Mart, the Company’s largest customer, and Canada. In addition, ACNielsen data is based on sampling methodology, and extrapolates from those samples, which means that estimates based on that data may not be precise. The Company’s estimates have been based on information obtained from our customers, trade and business organizations and other contacts in the market in which the Company operates, as well as management's knowledge and experience in the market in which the Company operates.

Seasonality

    Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April; however, we expect the sell-in period to continue through June in 2009. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. Our quarterly results of operations may fluctuate as a result of a variety of reasons, including the timing of new product introductions, general economic conditions or consumer and retailer buying behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, inventory valuation, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the three months ended March 31, 2009.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

	(dollars in thousands, except per share data)

Net sales	$20,174	$42,661
Cost of sales	10,431	18,946
Gross profit	9,743	23,715
Selling, general and administrative expenses	12,774	14,876
(Loss) income from operations	(3,031)	8,839
Interest expense-net	208	358
Other expense	57	87
(Loss) income before income taxes	(3,296)	8,394
(Benefit) provision for income taxes	(1,582)	3,375
Net (loss) income	$(1,714)	$5,019
Net (loss) income per common share:
Basic	$(0.13)	$0.36
Diluted	$(0.13)	$0.34
Weighted-average common shares outstanding:
Basic	13,577,118	14,095,834
Diluted	13,577,118	14,579,437

The following is a discussion of our results of operations for the three months ended March 31, 2009 and 2008.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Sales.  The consumer environment continued to weaken this quarter and unprecedented tightening of inventory control levels at our retail customers had a significant impact on our sales this quarter. Net sales decreased $22.5 million, or 52.7%, to $20.2 million for the three months ended March 31, 2009, from $42.7 million for the three months ended March 31, 2008.  The decrease was primarily attributable to a decrease in sales of our makeup products, an increase in our provision for returns and an increase in trade spending. The decrease in sales of our makeup products is due to the weakened consumer environment and tight inventory control by retailers leading to destocking, which reduced the pipeline orders for new products during the three months ended March 31, 2009 when compared to the same period a year ago. In addition, in the three months ended March 31, 2008, our total distribution, which is the number of stores in which we sell products multiplied by our number of stock keeping units per store, increased, resulting in higher net sales for that quarter as customers ordered larger quantities of our products to fill the new space.  Our total distribution was flat in the three months ended March 31, 2009. Unit sales for our makeup products decreased by 2.8 million units, or 33.3%, to 5.6 million units for the three months ended March 31, 2009 from 8.4 million units for the same period a year ago. New products, which are primarily introduced during the first and fourth quarters, represented 24% of our net sales for the three months ended  March 31, 2009, 50% lower than the same period a year ago, when new products contributed 48% of net sales. In addition, we decreased our promotional activity, and our sales of promotional kits in particular, in the three months ended March 31, 2009. Our provision for returns increased by $2.2 million, or 45.8%, to $7.0 million for the three months ended March 31, 2009, from $4.8 million for the three months ended March 31, 2008 due to higher returns from our retailers relating primarily to retailer customers' wall display changes and lower than anticipated retail sell-through on higher-priced promotional kits. Trade spending with retailers increased by $0.4 million for the three months ended March 31, 2009 compared to the same period a year ago, which includes an increase in our provision for markdowns of $1.1 million and an increase in our provision for coupon programs of $0.3 million, offset by a decrease in our provision for cooperative advertising expense of $0.6 million, a decrease in our provision for cash discounts of $0.3 million and a decrease in our provision for miscellaneous deductions of $0.1 million. During the three months ended March 31, 2009, our results included net sales of $2.5 million from our international customers, compared to $7.2 million for the three months ended March 31, 2008. For information on our sell through performance, please see U.S. Market Share Data on page 11.

Cost of Sales.  Cost of sales decreased $8.5 million, or 45.0%, to $10.4 million for the three months ended March 31, 2009, from $18.9 million for the three months ended March 31, 2008. The decrease in cost of sales resulted primarily from a decrease in product costs and an increase in inventory recovery (inventory returned by customers deemed to be resaleable). Product costs decreased $9.0 million due to a decrease in sales of our makeup products when compared to the same period a year ago. Inventory recovery for returns from retailers increased $0.5 million when compared to the same period a year ago due to higher returns from our retailers. The decrease was offset by an increase in the write-down of obsolete and slow moving inventory of $1.0 million. Cost of sales as a percentage of net sales was 51.7% of net sales for the three months ended March 31, 2009, compared to 44.4% for the three months ended March 31, 2008. The increase in cost of sales, as a percentage of net sales, was primarily due to an increase in our provision for returns and trade spending with retailers and an increase in our write-down of obsolete and slow moving inventory, which was partially offset by an increase in inventory recovery for returns from retailers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $2.1 million, or 14.1%, to $12.8 million for the three months ended March 31, 2009, from $14.9 million for the three months ended March 31, 2008. The variance was primarily due to a $0.8 million decrease in freight and warehouse costs, a $0.8 million decrease in sales force and sales administrative expense, a $0.3 million decrease in marketing spending, a $0.3 million decrease in expense for stock option awards, a $0.1 million decrease in realized and unrealized foreign currency exchange losses, and a $0.2 million increase in allowance for bad debt.

Interest Expense-Net.  Interest expense-net decreased $0.2 million, or 50.0%, to $0.2 million for the three months ended March 31, 2009, from $0.4 million for the three months ended March 31, 2008. The decrease in interest expense was due to a decline in our weighted-average interest rate.

Other Expense.  Other expense for the three months ended March 31, 2009 was $57,000 compared to $87,000 for the three months ended March 31, 2008, which consisted of unrealized losses related to investments held as part of our non-qualified deferred compensation plan.

(Benefit) Provision for Income Taxes.  The (benefit) provision for income taxes represents federal, state and local income taxes. For the three months ended March 31, 2009, the income tax benefit was $1.6 million, representing an effective income tax rate of (48.0)%. The effective rate differed from the statutory rate for the three months ended March 31, 2009, primarily due to our change in the federal deferred carrying rate and fluctuations in permanent differences between book and taxable income such as research and development credits. For the three months ended March 31, 2008, the income tax expense was $3.4 million, representing an effective income tax rate of 40.2%.  The effective rate differed from the statutory rate for the three months ended March 31, 2008, due to fluctuations in permanent differences between book and taxable income such as research and development credits.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2009, we had $3,000 in cash and cash equivalents and $4.8 million in restricted cash compared to approximately $0.6 million in cash and cash equivalents as of December 31, 2008. The increased level of cash reflects higher cash inflows provided by our financing activities. As of March 31, 2009, we had $3.4 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable and inventories, reduced by accounts payable, accrued expenses and line of credit borrowings.

Operating activities.  Cash flows from operating activities decreased by $4.6 million to ($0.5) million for the three months ended March 31, 2009, from $4.1 million for the three months ended March 31, 2008. The net decrease in cash flows from operating activities resulted primarily from unfavorable changes in net income, deferred income taxes, income taxes payable/receivable and inventories. The net decrease in cash flows from operating activities was offset by favorable changes in accounts receivable, accounts payable, accrued expenses, trade allowances and sales return reserve. Our inventory turnover rate remained relatively consistent at an annualized 1.6 times per year for the three months ended March 31, 2009 compared to 1.8 times per year for the three months ended March 31, 2008. Days sales outstanding remained relatively consistent at 51.2 days for the three months ended March 31, 2009 and 2008.

Investing activities.  Cash used in investing activities for the three months ended March 31, 2009 was $6.3 million, which was primarily related to deposits made into our Canadian Pledged Accounts as required by the fourth amendment to our senior credit agreement entered in March 30, 2009, investments in retail permanent fixtures and capital expenditures for the replacement of machinery and equipment and improvements to our warehouse distribution systems. Cash used in investing activities for the three months ended March 31, 2008 of $0.3 million was primarily related to capital expenditures for the replacement of machinery and equipment, the automation of an assembly line and improvements to our warehouse distribution systems.

Financing activities.  Cash provided by financing activities was $6.2 million for the three months ended March 31, 2009 compared to cash used in financing activities of $3.8 million for the three months ended March 31, 2008. The increase in cash provided by financing activities between periods primarily resulted from higher borrowings under our senior credit agreement.

Capital Needs.  Net working capital requirements decreased by $14.7 million, or approximately 45.7%, to $17.5 million as of March 31, 2009, from $32.2 million as of March 31, 2008. We anticipate that requirements for working capital will increase during the fourth quarter of 2009, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $3.9 million for 2009 for several key projects, including investments in retail permanent fixtures (classified as other assets in the accompanying condensed consolidated balance sheets), investments in our information technology infrastructure and improvements to our manufacturing and distribution equipment. We expect capital requirements related to fixture infrastructure to total $4.1 million upon completion in 2009, of which $2.9 million was incurred as of March 31, 2009.  Capital requirements related to manufacturing include an upgrade to a major project undertaken in 2007 to automate a product assembly line that is used to assemble products that represented approximately 24.5% of our total sales in 2008. We expect the aggregate capital requirements of this project to total $1.7 million upon completion in 2009, of which $1.4 million was incurred as of March 31, 2009. In addition to an estimated $2.5 million related to investments in retail permanent fixtures and $0.3 million required to upgrade the assembly line project, we expect to need to make improvements to other manufacturing and distribution equipment at a cost of approximately $0.7 million, improvements to our information technology infrastructure of approximately $0.3 million and improvements to our research and development equipment of approximately $0.1 million in 2009. We incurred $0.3 million of capital expenditures for the three months ended March 31, 2009.

The Company intends to be able to support its operations through continued development and growth of new products, addition of new customers, obtaining new financing or extending the term of our existing senior credit agreement, implementing a company-wide salary reduction plan, eliminating cash bonuses in 2009, implementing cost controls, reducing capital expenditures and re-evaluating various non-strategic marketing and administrative costs. In March 2009, we reduced our workforce by approximately 21 positions in an effort to reduce costs.

Credit Facilities

On November 14, 2006, Physicians Formula, Inc. entered into a senior credit agreement with a bank that consisted of an amortizing term loan facility and a revolving credit facility. The term loan facility was replaced with borrowings under the revolving credit facility on March 30, 2009 in connection with the fourth amendment as described below. At March 31, 2009, there was $24.1 million outstanding under the revolving credit facility under the revolving credit facility. There were no outstanding letters of credit as of March 31, 2009.

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

    On March 30, 2009, we entered into a fourth amendment to our senior credit agreement (the “fourth amendment”) to, among other things, eliminate the minimum fixed charge coverage ratio and the maximum total leverage ratio covenants and replace them with a minimum interest coverage ratio and a minimum EBITDA (as defined in the senior credit agreement) covenant and amend the minimum tangible net worth covenant, to give us relief under the financial maintenance covenants in 2009. As of March 31, 2009, we were in compliance with these covenants in the senior credit agreement, as amended by the fourth amendment.

    However, we continue to operate in a challenging economic environment. Our ability to comply with the new financial covenants in the senior credit agreement may be affected by future economic or business conditions beyond our control.  If market conditions do not improve or continue to worsen, we may be unable to comply with the interest coverage ratio and the minimum EBITDA covenants in the near future, or we may be unable to generate enough borrowing capacity under our asset-based loan to meet our liquidity needs. A failure to satisfy the EBITDA covenant or any other financial covenants would be an event of default under our senior credit agreement, if not amended or waived. If there is an event of default under our senior credit agreement, we would be precluded from borrowing under our revolving credit facility, and the indebtedness under our senior credit agreement could be declared immediately due and payable, which would have a material adverse effect on our business, financial condition and liquidity. There is no assurance that we would receive waivers should we not meet our financial covenant requirements. Even if we are able to obtain a waiver, in connection with negotiating a waiver we may be required to agree to other changes in the senior credit agreement including increased interest rates, tighter covenants or lower availability thresholds or pay a fee for such waiver. If we are not able to comply with the new financial covenants in the senior credit agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all.

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

    On June 30, 2009, the maximum availability for borrowing under the revolving credit facility will be permanently reduced to $25.0 million.  The revolving credit facility will mature on March 31, 2010. Our ability to extend the senior credit agreement after maturity, or to repay or refinance borrowings under the senior credit agreement, will depend on, among other things, our financial condition at the time and the availability of financing.  We may not be able to repay borrowings under the senior credit agreement when they become due, and there can be no assurance that we will be able to extend the senior credit agreement, or if we are unable to do so, to obtain other financing necessary to operate our business.  Any extension of the senior credit agreement or other financing may only be available on terms that are less favorable to us, and could cause an increase in our interest expense and decrease the amount of cash available for operations and investments in our business.

    The fourth amendment increased the applicable interest rate to a percentage equal to the lender’s reference rate plus 3.50% (with a reduction to 3.00% after June 30, 2009), eliminated the option to elect an interest rate based on LIBOR and increased the commitment fee on unused commitments to 0.50%.

    All revenue received by us in Canadian dollars is required to be deposited into the Canadian Pledged Accounts, which are pledged to the agent to secure borrowings under the revolving credit facility.  We may use the balance in the Canadian Pledged Accounts to repay borrowings under the revolving credit facility, or, if we demonstrate availability under the borrowing base of at least $1.5 million and other conditions are met, we may make monthly transfers from the Canadian Pledged Account to a Canadian disbursement account in an amount that will not cause the balance of the Canadian disbursement account to exceed CDN$500,000, and, if other conditions are met, we may use the Canadian disbursement account to pay amounts due to Canadian vendors in the ordinary course of business.

    The fourth amendment changed certain restrictive covenants in the senior credit agreement, including a reduction in permitted capital expenditures to not more than $2.0 million per year (excludes retail permanent fixtures) and a general prohibition on the ability of Physicians Formula, Inc. to pay dividends to us, subject to a limited exception for certain expenses.  Pursuant to the fourth amendment, Physicians Formula, Inc. is no longer permitted to purchase shares of our common stock or to make cash distributions to us to allow us to repurchase shares of our common stock.

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

    Assuming we are able to extend or refinance our senior credit agreement at or prior to maturity, we believe that our cash flows from operations, borrowings under our revolving credit facility and an extension of our revolving credit facility or other future refinancing will provide adequate funds for our working capital needs and planned capital expenditures for the next twelve months.  No assurance can be given, however, that this will be the case.  An inability to extend the senior credit agreement or refinance our borrowings would materially adversely affect our business, results of operations and liquidity.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A, "Risk Factors" in this Quarterly Report on Form 10-Q. Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

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

(b)  Interest Rate Risk.

We are exposed to interest rate risks primarily through borrowings under our senior credit agreement. Interest on borrowings under our senior credit agreement is based upon variable interest rates. Our weighted-average borrowings outstanding under our senior credit agreement during the three months ended March 31, 2009 was $22.5 million, and the weighted-average interest rate in effect at March 31, 2009, was 6.75%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $56,000 change to interest expense for the three months ended March 31, 2009.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:

We depend on a limited number of retailer customers for a majority of our sales and the loss of one or more of these customers would reduce our sales and harm our market share and our business.

    We depend on a small number of core retailer customers for a majority of our sales, including Wal-Mart, Walgreens, CVS, Target and Rite Aid. Sales to these five retailer customers accounted for an aggregate of 73.7% of our gross sales in 2008. None of our customers is under an obligation to continue purchasing products from us in the future. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. In the future, retailers in the mass market channel may undergo restructurings or reorganizations, realign their affiliations, close stores or otherwise suffer losses, any of which could decrease their orders for our products. The loss of one or more of our customers that, individually or in the aggregate, accounts for a significant portion of our sales, any significant decrease in sales to those customers, any significant decrease in our retail selling space in any of those customers’ stores, an interruption or decline of our customers’ business or a successful demand by those customers that we decrease our prices would reduce our sales and harm our business. In the first quarter of 2009, one of our largest retailer customers informed us that as a result of a change in strategy, the customer intends to reduce the space allocated to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed us of its decision to discontinue selling Physicians Formula products in 2010.  This change will have a material negative impact on our net sales beginning in the second quarter of 2009 as the customer reduces its inventory levels of our products, and we do not expect to have any sales to this customer beginning in September 2009. This change will eliminate our distribution in approximately 5,800 stores in 2010 .  This customer accounted for 13% of our gross sales for the three months ended March 31, 2009 and 16% of our gross sales for the year ended December 31, 2008.

Our business and results of operations have been adversely impacted by the severe downturn in the U.S. economy and will continue to be impacted by general economic conditions.

    Our operations and financial performance are directly impacted by changes in the U.S. economy.  The significant downturn in the U.S. economy during the first quarter of 2009 significantly lowered consumer discretionary spending, which lowered the demand for our products.  Reduced consumer discretionary spending may cause us to lower prices, increase our trade spending or suffer significant product returns from our retailer customers, any of which would have a negative impact in our gross margins.  For example, in the three months ended March 31, 2009, as a result of tighter inventory controls imposed by our retailer customers, we received a lower volume of orders of new products than we have in the past. Additionally, a continued weakened consumer environment may create additional declines in the Company's market capitalization relative to its net book value resulting in a potential impairment of intangible assets, including trade names.

    Current economic conditions could also have a negative impact on the financial stability of our retailer customers.  A small number of our customers account for a large percentage of our net sales and accounts receivable.  If any of our significant retailer customers is unable to finance purchases of our products or defaults on amounts owed to us, it would have an adverse impact on our results of operations and financial condition, including our liquidity.  It is uncertain if economic conditions or consumer confidence will deteriorate further, or when economic conditions or consumer confidence will improve.  If there is a prolonged recession, reduced consumer spending could have a material and adverse effect on our business, results of operations or financial condition, including recognizing an impairment charge of the Physicians Formula trade name.

We recently amended our senior credit agreement to, among other things, provide relief under the financial covenants in 2009.  If we are unable to comply with the new covenants, our business, results of operations and liquidity could be materially and adversely affected.

    Our senior credit agreement required us to comply with financial covenants, including a maximum total leverage ratio, a minimum fixed charge coverage ratio and a minimum tangible net worth requirement. On March 30, 2009, we entered into an amendment to the senior credit agreement to, among other things, eliminate the minimum fixed charge coverage ratio and the maximum total leverage ratio covenants and replace them with a minimum interest coverage ratio and a minimum EBITDA (as defined in the senior credit agreement) covenant and amend the minimum tangible net worth covenant, to give us relief under the financial covenants in 2009. The amendment also converted the entire senior credit facility, which previously consisted of an amortizing term loan and a revolving credit facility, into an asset-based revolving credit facility subject to a limitation on availability under a borrowing base formula, which reduced the overall availability under the senior credit agreement, increased the applicable margin on interest rates for borrowings, restricted deposits made into certain of our Canadian Pledged Accounts and shortened of the term of the credit facility to March 2010, as described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities.” We are operating in a challenging economic environment and our ability to comply with the new financial maintenance covenants in the senior credit agreement may be affected by future economic or business conditions beyond our control. If market conditions do not improve or continue to worsen, we may be unable to comply with the interest coverage ratio and the minimum EBITDA covenants in the near future, or we may be unable to generate enough borrowing capacity under our asset-based loan to meet our liquidity needs. A failure to maintain the financial covenants in our senior credit agreement, if we are not able to obtain an amendment or waiver in the future, would be an event of default under our senior credit agreement.  If there is an event of default under our senior credit agreement, we would be precluded from borrowing under our revolving credit facility and the indebtedness under our senior credit agreement could be declared immediately due and payable, which would have a material adverse effect on our business, financial condition and liquidity. There is no assurance that we would receive waivers should we not meet our financial covenants. Even if we are able to obtain a waiver, in connection with negotiating a waiver we may be required to agree to other changes in the senior credit agreement, including increased interest rates, tighter covenants or lower availability thresholds, or pay a fee for such waiver. If we are not able to comply with the new financial covenants in the senior credit agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Fourth Amendment to Credit Agreement, dated March 30, 2009, by and among Physicians Formula, Inc. , the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent (incorporated by reference to the registrant's current report on Form 8-K (File No. 001-33142) filed on March 31, 2009).
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Joseph J. Jaeger, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.
/s/ Ingrid Jackel
Date: May 11, 2009	By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ Joseph J. Jaeger
Date: May 11, 2009	By: Joseph J. Jaeger
Its: Chief Financial Officer (principal financial officer)