Form 10-Q
period 2009-06-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2009-08-07
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

    Indicate by check mark whether each registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, par value $.01 per share, as of August 6, 2009, was 13,589,668.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(dollars in thousands, except share data)

	June 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$250	$620
Restricted cash	6,507	-
Accounts receivable, net of allowance for bad debts of $1,143 and $838	17,516	29,186
Inventories	29,721	29,694
Prepaid expenses and other current assets	1,224	1,515
Income tax receivables	496	-
Deferred income taxes—Net	9,390	9,224
Total current assets	65,104	70,239

PROPERTY AND EQUIPMENT—Net	3,993	4,138
OTHER ASSETS—Net	3,834	2,838
INTANGIBLE ASSETS—Net	34,899	36,881
TOTAL	$107,830	$114,096

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,992	$11,212
Accrued expenses	1,369	1,523
Trade allowances	7,767	4,580
Sales returns reserve	3,892	12,613
Income taxes payable	-	1,675
Line of credit borrowings	21,164	7,935
Debt	-	10,500
Total current liabilities	45,184	50,038

OTHER LONG-TERM LIABILITIES	675	1,022
DEFERRED INCOME TAXES—NET	10,977	11,475

COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS' EQUITY:
Series A preferred stock, $.01 par value—10,000,000 shares authorized, no shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Common stock, $.01 par value—50,000,000 shares authorized, 13,589,668 and 13,577,118 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	136	136
Additional paid-in capital	59,524	58,968
Retained deficit	(8,666)	(7,543)
Total stockholders' equity	50,994	51,561
TOTAL	$107,830	$114,096

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

NET SALES	$21,051	$22,876	$41,223	$65,537
COST OF SALES	8,220	12,320	18,652	31,265
GROSS PROFIT	12,831	10,556	22,571	34,272
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,874	13,625	22,645	28,502
INTANGIBLE ASSET IMPAIRMENT	1,100	-	1,100	-
INCOME (LOSS) FROM OPERATIONS	1,857	(3,069)	(1,174)	5,770
INTEREST EXPENSE-NET	471	225	679	583
OTHER (INCOME) EXPENSE	(45)	19	12	106
INCOME (LOSS) BEFORE INCOME TAXES	1,431	(3,313)	(1,865)	5,081
PROVISION (BENEFIT) FOR INCOME TAXES	840	(1,330)	(742)	2,045
NET INCOME (LOSS)	$591	$(1,983)	$(1,123)	$3,036

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.04	$(0.14)	$(0.08)	$0.22
Diluted	$0.04	$(0.14)	$(0.08)	$0.21

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,578,083	14,096,227	13,577,603	14,096,015
Diluted	14,051,524	14,096,227	13,577,603	14,599,127

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(dollars in thousands)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,123)	$3,036
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Intangible asset impairment	1,100	-
Depreciation and amortization	1,888	1,441
Exchange rate (gain) loss	(82)	101
Deferred income taxes	(664)	225
Provision for bad debts	305	(175)
Amortization of debt issuance costs	106	18
Recognition of stock-based compensation	563	1,219
Tax benefit on exercise of options	-	(2)
Changes in operating assets and liabilities:
Accounts receivable	11,447	13,474
Inventories	8	2,202
Prepaid expenses and other current assets	396	(118)
Other assets	-	8
Accounts payable	(251)	(1,461)
Accrued expenses, trade allowances and sales returns reserve	(5,688)	27
Income taxes payable/receivable	(2,214)	(4,024)
Other long-term liabilities	13	-
Net cash provided by operating activities	5,804	15,971

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(463)	(619)
Other assets	(1,753)	-
Restricted cash	(6,507)	-
Net cash used in investing activities	(8,723)	(619)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net paydowns of term loans	-	(1,687)
Net borrowings (paydowns) under line of credit	2,729	(10,168)
Debt issuance costs	(181)	-
Tax benefit on exercise of stock options	-	2
Exercise of stock options	1	-
Net cash provided by (used in) financing activities	2,549	(11,853)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(370)	3,499
CASH AND CASH EQUIVALENTS—Beginning of period	620	-
CASH AND CASH EQUIVALENTS—End of period	$250	$3,499

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION—Cash paid during the period for:
Interest, net of amounts capitalized	$594	$615
Income taxes	$2,121	$5,843

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES - The Company had accounts payable of $128 and $120 outstanding as of June 30, 2009 and 2008, respectively, relating to purchases of property and equipment. The Company replaced its previously outstanding borrowings of $10,500 under its term loans with borrowings under the revolving credit facility in connection with the fourth amendment to the senior credit agreement on March 30, 2009. In May 2009, a non-cash distribution of $375 was made to an executive officer from the Company's 1999 Nonqualified Deferred Compensation Plan.

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Physicians Formula Holdings, Inc., a Delaware corporation (the ‘‘Company,’’ ‘‘we’’ or ‘‘our’’), and its wholly owned subsidiary, Physicians Formula, Inc., a New York corporation (‘‘Physicians’’), and its wholly owned subsidiaries, Physicians Formula Cosmetics, Inc., a Delaware corporation, and Physicians Formula DRTV, LLC, a Delaware limited liability company.

The Company develops, markets, manufactures and distributes innovative, premium-priced cosmetic and skincare products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS, and Rite Aid.

The accompanying condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2009, its results of operations for the three and six months ended June 30, 2009 and 2008, and its cash flows for the six months ended June 30, 2009 and 2008. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2009. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date.

These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

    Significant Developments—  From the year ended December 31, 2004 through the year ended December 31, 2007, the Company experienced rapid revenue growth and increased demand for its products.  During this period, the Company significantly increased its production capacity, warehouse space and inventory levels in an effort to meet demand.  This pattern changed in 2008.  As a result of deteriorating economic conditions, the Company experienced lessened demand for its products and tightening of inventory levels by its retail customers. The Company's net sales moderated in the second half of 2008 and declined during the first half of 2009. Net sales declined 37.1% during the six months ended June 30, 2009 compared to the same period in 2008, which was attributable in large part to deteriorating economic conditions, which significantly lowered consumer discretionary spending and tightening of inventory levels by our retail customers. The Company incurred a net loss of $1.1 million in the six months ended June 30, 2009 and may incur additional losses through the remainder of 2009.

    At June 30, 2009, the Company had $0.3 million in cash and cash equivalents and $6.5 million in restricted cash. The Company had $21.2 million in borrowings outstanding and $1.9 million available under its senior credit facility as of June 30, 2009. However, as of July 1, 2009, that availability was eliminated due to the calculation of our borrowing base in accordance with the terms of the senior credit agreement.

    The Company's senior credit agreement consists of an asset-based revolving credit facility subject to a limitation on availability under a borrowing base formula.  The senior credit agreement requires the Company to comply with financial maintenance covenants and other covenants.  The financial maintenance covenants include a minimum interest coverage ratio, a minimum EBITDA (as defined in the senior credit agreement) covenant and a minimum tangible net worth covenant.  As of June 30, 2009, the Company was in compliance with all three of these financial maintenance covenants, as well as its other covenants. However, as of July 1, 2009, the Company was in default of its senior credit agreement because its revolving line of credit was overadvanced as a result of a decrease in the maximum eligible inventory under the borrowing base, per the terms of the senior credit agreement, from $8 million to $5 million. Also impacting the permitted borrowing base was that one customer comprised more than 25% of the Company's sales and the senior credit agreement disallows from the borrowing base calculation the accounts receivable associated with any customer that represents sales greater than 25% of the Company's total sales. On July 29, 2009, the Company entered into a fifth amendment to the senior credit agreement (the "fifth amendment").  Pursuant to the fifth amendment, the lender waived the default driven by the overadvance on July 1, 2009, reduced the revolving loan commitment from $25.0 million to $20.0 million and amended the definition of eligible accounts receivable for purposes of the borrowing base to increase the maximum percentage of eligible accounts receivable from any one customer from 25% to 35%.

    Since July 29, 2009, the Company has had outstanding indebtedness under its senior credit facility in excess of the maximum amount it is permitted to borrow under its borrowing base, which triggered an event of default under the Company’s senior credit agreement beginning August 5, 2009.  The Company is in active discussions with the lender regarding the event of default but has not obtained a waiver. As a result of the event of default, the Company is precluded from borrowing under its senior credit facility and all indebtedness outstanding under the credit facility could be declared immediately due and payable, which would have a material adverse effect on the Company’s business, financial condition and liquidity and could impact the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to obtain a waiver, and even if it does, the Company may be required to agree to other changes in the senior credit agreement, including increased interest rates, tighter covenants or lower availability thresholds, or pay a fee for such waiver. If the indebtedness outstanding under the credit facility is declared due and immediately payable, then the Company would need to obtain additional sources of liquidity; however, given the unprecedented instability in worldwide capital markets, there can be no assurance that the Company will be able to obtain additional sources of liquidity on terms acceptable to the Company, or at all.

    The Company is actively seeking a new senior credit facility and is actively exploring alternatives for other sources of capital for ongoing cash needs.  The Company hopes to secure new sources of capital by the fourth quarter of 2009, but can provide no assurances that it will be able to do so.  Any new financing may only be available on terms that are less favorable to the Company, and could cause an increase in the Company’s interest expense and decrease the amount of cash available for operations and investments in the business.

    In addition, the Company continues to reevaluate its operating plans for the next twelve months and has implemented cost controls to address the potential for continued decreases in sales. The Company has implemented a company-wide salary reduction plan, eliminated cash bonuses in 2009, implemented cost controls, reduced capital expenditures and is re-evaluating various non-strategic marketing and administrative costs. The Company reduced its workforce by 11%, or 23 positions, during the six months ended June 30, 2009 in an effort to reduce costs. The Company’s ability to continue as a going concern depends upon achieving sales which support the Company's cost structure. The ability of the Company to return to profitability depends on the timely completion of these activities and there can be no assurance that any actions taken by the Company will result in a return to profitability. During the three months ended June 30, 2009, the Company was successful in returning to profitability, but this trend may not continue, particularly in the third quarter, which is typically a seasonally low quarter for the Company.

   The accompanying condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2009 were prepared under the assumption that the Company will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As discussed in the previous paragraphs, the Company faces various uncertainties including lower sales and a need to obtain adequate funding to operate its business which raise substantial doubt about its ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

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

	Six Months Ended June 30,
Customer	2009	2008

A	26%	19%
B	20%	17%
C	12%	10%
D	9%	17%
E	7%	11%

    Three customers individually accounted for 10% or more of gross accounts receivable and together accounted for 63% of gross accounts receivable at June 30, 2009.  Four customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 69% of gross accounts receivable at December 31, 2008.

    Late in the first quarter of 2009, one of the Company's largest retail customers informed management that, as a result of a change in strategy, the customer intended to reduce its space allocated to the entire color cosmetics category in its stores in 2010.  In April 2009, this customer informed management of its decision to completely discontinue selling the Company's products in 2010 rather than implementing only a reduction in the number of our products sold in the stores. This customer began to reduce its inventory levels of the Company's products to prepare for the 2010 discontinuation during the second quarter of 2009, which had a material negative impact on the Company's net sales. The Company does not expect to have any sales to this customer in the future. This change will eliminate our distribution in approximately 5,800 stores in 2010.  This customer accounted for 5% of gross sales in the three months ended June 30, 2009 and 9% of gross sales for the six months ended June 30, 2009.  For the year ended December 31, 2008, this same customer accounted for 16% of the Company's gross sales.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Fair Value Measurements— The Company’s financial instruments are primarily composed of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt. The fair value of cash and cash equivalents, restricted cash, accounts receivable and accounts payable closely approximate their carrying value due to their short maturities. The fair value of debt is estimated based on reference to market prices and closely approximates its carrying value.

The valuation techniques required by Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, (“SFAS No. 157”) are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

    Indefinite-lived assets are measured at fair value on a non-recurring basis. In accordance with the provisions of SFAS 142, “Goodwill and Intangible Assets,” (“SFAS No. 142”) indefinite-lived intangible assets are not amortized and are tested for impairment annually or whenever events or circumstances occur indicating that they might be impaired. Indefinite-lived intangible assets consist exclusively of the trade names. As a result of testing the trade names for impairment as of June 30, 2009, trade names with a carrying amount of $13.6 million were written down to their fair value of $12.5 million, resulting in an impairment charge of $1.1 million, which was included in the operating results for the three and six months ended June 30, 2009. The fair value of the trade names is determined using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption (Level 3 inputs). The royalty rate used in the analysis is based on transactions that have occurred in the Company’s industry. If the Company’s net sales or other estimated factors are not achieved at or above the forecasted level, the carrying value may prove unrecoverable and the Company may incur additional impairment charges in the future.

    Subsequent Events—Management evaluated all events or transactions through the filing of this quarterly report on Form 10-Q on August 6, 2009. No events or transactions occurred subsequent to June 30, 2009 requiring adjustments to or disclosure in the condensed consolidated financial statements other than those discussed in Notes 1 and 7.

2.  NEW ACCOUNTING STANDARDS

    In July 2009, the Financial Accounting Standards Board (“FASB”) confirmed that the FASB Accounting Standards Codification (“Codification”) will become the single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related literature. After the Codification becomes effective (interim and annual periods ending on or after September 15, 2009), only one level of authoritative GAAP will exist. All other literature will be considered non-authoritative. The Codification does not change GAAP; it introduces a new structure that is organized in an easily accessible online research system. The Company will apply the Codification beginning in the third quarter of fiscal 2009.

    In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance, and it had no material impact on our condensed consolidated financial statements.

    In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This staff position requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This staff position is effective for interim reporting periods ending after June 15, 2009. We adopted this staff position upon its issuance, and it had no material impact on our condensed consolidated financial statements.

3.  NET INCOME (LOSS) PER SHARE

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options, if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options, calculated using the treasury stock method:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Weighted-average number of common shares—basic	13,578,083	14,096,227	13,577,603	14,096,015
Effect of dilutive employee stock options	473,441	-	-	503,112
Weighted-average number of common shares—diluted	14,051,524	14,096,227	13,577,603	14,599,127

    Stock options for the purchase of 679,241 and 1,315,523 shares of common stock were excluded from the above calculation during the three months ended June 30, 2009 and 2008, respectively, as the effect of those options was anti-dilutive. Stock options for the purchase of 1,113,889 and 662,000 shares of common stock were excluded from the above calculation during the six months ended June 30, 2009 and 2008, respectively, as the effect of those options was anti-dilutive.

4.  INVENTORIES

Inventories consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008

Raw materials and components	$15,381	$17,655
Finished goods	14,340	12,039
Total	$29,721	$29,694

5.  OTHER ASSETS

Other assets consisted of the following (dollars in thousands):

	June 30,	December 31,
	2009	2008

Capitalized debt issuance costs, net of accumulated amortization of $80	$-	$116
Restricted investments	180	540
Deposits	307	284
Income tax receivable	312	312
Retail permanent fixtures, net of accumulated amortization of $367 and $0, respectively	3,035	1,586
Total	$3,834	$2,838

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”).  These investments, which are considered trading securities, are recorded at fair value. Unrealized gains related to these investments were $45,000 for the three months ended June 30, 2009, compared to unrealized losses of $19,000 for the three months ended June 30, 2008. For the six months ended June 30, 2009 and 2008, the unrealized losses were $12,000 and $106,000, respectively. On May 7, 2009, the 1999 Nonqualified Deferred Compensation Plan was terminated and $375,000 was distributed to an executive officer. The balance remaining in restricted investments relates to the 2005 Nonqualified Deferred Compensation Plan, which is still in effect.

During the third quarter of 2008, we implemented a key project of creating new permanent fixtures ("retail permanent fixtures") for the display of the Company's products which began being delivered to certain retail customers in 2009. During the three and six months ended June 30, 2009, the Company incurred costs of $1.3 million and $1.8 million, respectively, for retail permanent fixtures.  These retail permanent fixtures are being placed in service in connection with the retail customers' resets of selling space, are recorded at cost and these costs will be amortized over a period of three years. Amortization expense was $86,000 and $0.4 million for the three and six months ended June 30, 2009, respectively. Amortization of retail permanent fixtures is expected to be approximately $0.5 million for the remainder of 2009, $1.0 million for 2010, $1.0 million for 2011 and $0.5 million for 2012.

6.  INTANGIBLE ASSETS

Definite-lived intangible assets consisted of the following as of June 30, 2009 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Patents	8,699	3,286	5,413
Distributor relationships	23,701	6,715	16,986
Total	$32,400	$10,001	$22,399

Definite-lived intangible assets consisted of the following as of December 31, 2008 (dollars in thousands):

	Gross Carrying Amount	Accumulated Amortization	Total

Patents	8,699	2,997	5,702
Distributor relationships	23,701	6,122	17,579
Total	$32,400	$9,119	$23,281

Amortization expense was $441,000 in each of the three month periods ended June 30, 2009 and 2008 and $882,000 in each of the six month periods ended June 30, 2009 and 2008. Amortization of intangible assets for the remainder of 2009 will be approximately $883,000 and will be approximately $1,765,000 in each of the next five years.

     The changes in the carrying amounts of indefinite-lived intangible assets as of June 30, 2009 and December 31, 2008, are as follows:

	June 30,	December 31,
	2009	2008
Trade names
Balance - Beginning of period	$13,600	$29,500
Impairment charge	(1,100)	(15,900)
Balance - End of period	$12,500	$13,600

    The Company evaluates its indefinite-lived intangible assets for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. Due to the significant downturn in the economy and the deterioration of the market price of the Company's common stock during the fourth quarter of 2008, management tested indefinite-lived intangible assets for impairment. Based on this analysis in 2008, a non-cash impairment charge of $15.9 million was recorded to write-down the carrying value of trade names to their fair value and a non-cash impairment charge of $16.8 million was recorded representing the entire amount of previously recorded goodwill. During the six months ended June 30, 2009, the downturn in the economy continued which significantly lowered consumer discretionary spending, and therefore lowered demand for the Company's products. Additionally, the market capitalization of the Company continued to decline. As a result of testing the trade names for impairment as of June 30, 2009, the Company recorded a non-cash impairment charge for the three and six months ended June 30, 2009 of $1.1 million to write down the carrying value of trade names to their fair value.

In order to test the trade names for impairment, the Company determines the fair value of the trade names and compares such amount to its carrying value. The Company determines the fair value of the trade names using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumption. The royalty rate used in the analysis is based on transactions that have occurred in the Company's industry.

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

    The Company evaluated its definite-lived intangible assets, and other long-lived assets, for impairment in the second quarter of 2009, which consist primarily of patents and distributor relationships, and determined that the carrying value was not impaired as of June 30, 2009.

7.  FINANCING ARRANGEMENTS

On March 30, 2009, Physicians entered into a fourth amendment to the senior credit agreement (the “fourth amendment”) which converted the entire facility, which previously consisted of an amortizing term loan and a revolving credit facility, into an asset-based revolving credit facility, and the outstanding term loan was replaced with borrowings under the revolving credit facility. The fourth amendment to the senior credit agreement, among other things, eliminated the minimum fixed charge coverage ratio and the maximum total leverage ratio covenants and replaced them with a minimum interest coverage ratio and a minimum EBITDA (as defined by the senior credit agreement) covenant and amended the minimum tangible net worth covenant, all of which are financial maintenance covenants. The fourth amendment also included a reduction in permitted capital expenditures to not more than $2.0 million per year (excludes retail permanent fixtures). Additionally, Physicians is no longer permitted to purchase shares of the Company’s common stock or make cash distributions to the Company to allow it to repurchase shares of the Company’s common stock.

Pursuant to the fourth amendment, the maximum amount available for borrowing under the revolving credit facility was equal to the lesser of (i) $27.5 million (or $25 million after June 30, 2009) or (ii) a borrowing base formula equal to the sum of (a) up to 65% of the book value of eligible accounts receivable, (b) the lesser of (1) up to 25% of eligible inventory (with a permanent reduction to 15% of eligible inventory after June 30, 2009) or (2) $8.0 million (with a permanent reduction to $5.0 million after June 30, 2009), (c) the balance of certain foreign currency accounts denominated in Canadian dollars (the “Canadian Pledged Accounts”) subject to discounting at the discretion of the lender, and (d) the orderly liquidation value of eligible equipment not to exceed $1.0 million, all as determined in accordance with the fourth amendment. In addition, the fourth amendment increased the applicable interest rate to a percentage equal to the lender’s reference rate plus 3.50% (with a reduction to 3.00% after June 30, 2009), eliminated the option to elect an interest rate based on LIBOR and increased the commitment fee on unused commitments to 0.50%.  In connection with the fourth amendment, the Company paid the bank a fee of $75,000 and incurred approximately $100,000 of costs, such as legal and other advisory fees, during 2009.

    All revenue received by Physicians and its subsidiaries in Canadian dollars is required to be deposited into the Canadian Pledged Accounts, which are pledged to the agent to secure borrowings under the revolving credit facility.  Physicians may use the balance in the Canadian Pledged Accounts to repay borrowings under the revolving credit facility, or, if the Company demonstrates availability under the borrowing base of at least $1.5 million and other conditions are met, Physicians may make monthly transfers from the Canadian Pledged Accounts to a Canadian disbursement account in an amount that will not cause the balance of the Canadian disbursement account to exceed CDN$500,000, and, if other conditions are met, Physicians may use the Canadian disbursement account to pay amounts due to its Canadian vendors in the ordinary course of business. As of June 30, 2009, the Canadian Pledged Accounts had a balance of $6.5 million, which is recorded as restricted cash in the accompanying condensed consolidated balance sheet.  On July 8, 2009, as a result of meeting the required contractual conditions, restricted cash of $6.5 million was used to repay borrowings under the Company's revolving credit facility.

On July 29, 2009, the Company entered into a fifth amendment to the senior credit agreement (the “fifth amendment”).  Pursuant to the fifth amendment, the lender reduced its revolving loan commitment from $25.0 million to $20.0 million and amended the definition of eligible accounts receivable for purposes of the borrowing base to increase the maximum percentage of eligible accounts receivable from any one customer (the “customer concentration threshold”) from 25% to 35%.  The lender also agreed to waive an event of default resulting from the failure of the Company to repay an overadvance of $1.8 million outstanding as of July 1, 2009 within the five day grace period permitted by the senior credit agreement. The overadvance was a result of the decrease in the maximum eligible inventory under the borrowing base from $8.0 million to $5.0 million on July 1, 2009. Further, due to the reduction in second quarter sales to a customer that is in the process of discontinuing the sale of our products, another customer was placed above the 25% customer concentration threshold, causing the portion of accounts receivable associated with sales above the 25% customer concentration threshold to be excluded from the borrowing base calculation as of July 1, 2009. In addition, the amendment requires the Company to hire a management consultant to conduct an assessment of their business plan, cost structure and liquidity.  In connection with the fifth amendment, the Company paid a fee of $50,000 and related expenses.

    The senior credit agreement contains certain additional negative covenants, including limitations on the Company's ability to: incur other indebtedness and liens; fundamentally change its business through a merger, consolidation, amalgamation or liquidation; sell assets; make restricted payments; pay cash dividends from Physicians Formula, Inc. or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with its affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; and change its line of business. The senior credit agreement requires the Company to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent the Company does not use the proceeds for the purchase of satisfactory replacement assets.

    Borrowings under the senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc. and borrowings under the senior credit agreement are secured by a pledge of the capital stock of Physicians Formula, Inc. and its equity interests in each of its subsidiaries and substantially all of the assets Physicians Formula, Inc. and its domestic subsidiaries. At June 30, 2009, there was $21.2 million outstanding under the revolving credit facility at an interest rate of 6.75%. At December 31, 2008, there was $7.9 million outstanding under the revolving credit facility at an interest rate of 3.50% in addition to the outstanding term loan of $10.5 million with an interest rate of 3.39%.

    Since July 29, 2009, the Company has had outstanding indebtedness under its senior credit facility in excess of the maximum amount it is permitted to borrow under its borrowing base, which triggered an event of default under the Company’s senior credit agreement beginning August 5, 2009.  The Company is in active discussions with the lender regarding the event of default but has not obtained a waiver. As a result of the event of default, the Company is precluded from borrowing under its senior credit facility and all indebtedness outstanding under the credit facility could be declared immediately due and payable, which would have a material adverse effect on the Company’s business, financial condition and liquidity and could impact the Company’s ability to continue as a going concern. There is no assurance that the Company will be able to obtain a waiver, and even if it does, the Company may be required to agree to other changes in the senior credit agreement, including increased interest rates, tighter covenants or lower availability thresholds, or pay a fee for such waiver. If the indebtedness outstanding under the credit facility is declared due and immediately payable, then the Company would need to obtain additional sources of liquidity; however, given the unprecedented instability in worldwide capital markets, there can be no assurance that the Company will be able to obtain additional sources of liquidity on terms acceptable to the Company, or at all.

Even if the Company is able to obtain a waiver for the overadvance, the Company may be unable to comply with the financial maintenance covenants or other covenants in the senior credit agreement, or it may be unable to generate enough borrowing capacity under the borrowing base to meet its liquidity needs.

The Company is actively seeking a new senior credit facility and is actively exploring alternatives for other sources of capital for ongoing cash needs.  The Company hopes to secure new sources of capital by the fourth quarter of 2009, but can provide no assurances that it will be able to do so.  Any new financing may only be available on terms that are less favorable to the Company, and could cause an increase in the Company’s interest expense and decrease the amount of cash available for operations and investments in the business.

8.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

     In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of June 30, 2009, a total of 883,776 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors. On April 24, 2009, the Company granted 25,000 stock options to Padraic L. Spence in connection with his appointment to the Company's Board of Directors.  The options have an exercise price equal to $1.83 per share, the closing price of the Company's common stock on the date of the grant.

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

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
		Weighted-Average Exercise Price	Aggregate Intrinsic Value		Weighted-Average Exercise Price	Aggregate Intrinsic Value

Options outstanding—January 1, 2009	1,075,758	$9.04		136,681	$0.10
Options granted	25,000	1.83		-	-
Options exercised	(12,550)	0.10	$19,000	-	-
Options cancelled	(63,714)	13.56		-	-
Options forfeited	(47,286)	16.45		-	-
Options outstanding—June 30, 2009	977,208	$8.32	$(6,293,000)	136,681	$0.10	$243,000
Vested and expected to vest - June 30, 2009	977,208	$8.32	$(6,293,000)	136,681	$0.10	$243,000

    The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the six months ended June 30, 2009 and 2008 utilizing the following weighted-average assumptions:

	Six Months Ended June 30,
	2009	2008

Risk-free interest rate	1.96%	3.3%
Volatility	58.6%	50.7%
Dividend rate	None	None
Life in years	5.6	6.5

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

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options

			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value

January 1, 2009	637,759	$3,793,000				136,681	$14,000
Vesting during period	92,425	1,158,000				-	-
Options exercised	(12,550)	(1,000)				-	-
Options forfeited	(47,286)	(778,000)				-	-
June 30, 2009	670,348	$4,172,000	$ 6.22	5.7 years	$ 2,909,000	136,681	$14,000	$ 0.10	4.3 years	$ 243,000

    As of June 30, 2009, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 6.3 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-Average Grant Date Fair Value
January 1, 2009	437,999	$7.04
Vested	(92,425)	6.47
Cancelled	(63,714)	7.07
Granted	25,000	0.99
June 30, 2009	306,860	$6.71

The total fair value of options that vested during the six months ended June 30, 2009 and 2008 was $0.6 million and $1.3 million, respectively.

As of June 30, 2009, total unrecognized estimated compensation cost related to non-vested stock options was approximately $2.0 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. The Company recorded cash received from the exercise of 12,550 stock options of $1,255 during the six months ended June 30, 2009 and issued 12,550 new shares of common stock.

  The Company incurred $0.6 million and $1.3 million of pre-tax non-cash share-based compensation expense for the six months ended June 30, 2009 and 2008, respectively.  Non-cash share-based compensation cost of $0.1 million was a component of cost of sales and $0.5 million was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009. Non-cash share-based compensation cost of $55,000 was a component of cost of sales and $1.2 million was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2008. The Company recognized a tax related benefit of $0.2 million and $0.5 million for the six months ended June 30, 2009 and 2008, respectively.  The Company capitalized non-cash share-based compensation expense of $34,000 and $58,000 in inventory for the six months ended June 30, 2009 and 2008, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits are classified as financing cash flows.

The stock options exercised and forfeited during the three months ended June 30, 2009 resulted in a reduction in a deferred income tax asset because the share-based compensation cost previously recognized by the Company was greater than the deduction allowed for income tax purposes, based on the price of the stock on the date of exercise.  This reduction in the deferred income tax asset was in excess of the Company's additional paid-in capital pool by $192,000.

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

    The facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. The Company, along with many others, was named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). The Company entered into a settlement with another PRP at the site, pursuant to which, in return for a payment the Company has already made and that was fully indemnified and paid by a second company, the other PRP indemnified the Company against most claims for PVOU contamination. The Company entered into a consent decree with EPA and the other PRP that will resolve its liability for the cleanup of regional groundwater contamination without any payment by the Company to EPA.  The Company is awaiting court approval of that consent decree. Depending on the scope and duration of the cleanup, the Company may be required to make further payments to the other PRP for regional groundwater remediation costs. The Company estimates the amount of any such additional payments would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. The Company expects any such additional payments by the Company to be covered by indemnities given to the Company by other companies. Those companies may contest their indemnity obligation for these payments. The Company believes the companies are financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims.

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

10.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company's assets are located in the United States and Canada. Approximately $228,000 of the Company's retail permanent fixtures are located in Canada and are classified in other assets on the accompanying condensed consolidated balance sheet as of June 30, 2009. Net sales to unaffiliated customers by geographic region are as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Customer	2009	2008	2009	2008

United States	$18,198	$20,498	$35,918	$56,182
Canada	2,568	2,228	4,992	9,042
Other	285	150	313	313
	$21,051	$22,876	$41,223	$65,537

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

Overview of the Business and Significant Developments

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

We sell our products to mass market retailers such as Wal-Mart, Target, CVS and Rite Aid. Our products are currently sold in approximately 29,500 of the 45,000 stores in which we estimate our masstige competitors' products are sold.  Our products will be sold in approximately 23,700 stores after one of our customers completes its process to discontinue selling our products. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products, which are primarily introduced during the first and fourth quarters, are a very important part of our business and have contributed, on average, approximately 44.1% of our net sales from 2006 to 2008.

    From the year ended December 31, 2004 through the year ended December 31, 2007, we experienced rapid revenue growth and increased demand for our premium-priced products.  During this period, we significantly increased our production capacity, warehouse space and inventory levels in an effort to meet demand.  This pattern changed in 2008.  As a result of deteriorating economic conditions, we experienced lessened demand for our products and tightening of inventory levels with our retail customers. Our net sales moderated in the second half of 2008 and declined during the first half of 2009. Net sales declined 37.1% during the six months ended June 30, 2009 compared to the same period in 2008, which was attributable in large part to deteriorating global economic conditions and tightening of inventory levels with our retail customers. The Company incurred a net loss of $1.1 million in the six months ended June 30, 2009 and may incur additional losses through the remainder of 2009.

    Late in the first quarter of 2009, one of our largest retail customers informed us that, as a result of a change in strategy, the customer intended to reduce its space allocated to the entire color cosmetics category in its stores in 2010.  In April 2009, this customer informed management of its decision to completely discontinue selling our products in 2010 rather than implementing only a reduction in the number of our products sold in the stores. This customer began to reduce its inventory levels of our products to prepare for the 2010 discontinuation during the second quarter 2009, which had a material negative impact on the our net sales. We do not expect to have any sales to this customer in the future.

    This change will eliminate our distribution in approximately 5,800 stores in 2010.  This customer accounted for 5% of our gross sales in the three months ended June 30, 2009 and 9% of gross sales for the six months ended June 30, 2009.  For the year ended December 31, 2008, this same customer accounted for 16% of our gross sales.

    At June 30, 2009, the Company had $0.3 million in cash and cash equivalents and $6.5 million in restricted cash. The Company had $21.2 million in borrowings outstanding and $1.9 million available under its senior credit facility as of June 30, 2009. However, as of July 1, 2009, that availability was eliminated due to a change in the borrowing base calculation under the terms of the senior credit agreement.

    Our senior credit agreement consists of an asset-based revolving credit facility subject to a limitation on availability under a borrowing base formula.  The senior credit agreement requires us to comply with financial maintenance covenants and other covenants.  The financial maintenance covenants include a minimum interest coverage ratio, a minimum EBITDA (as defined in the senior credit agreement) covenant and a minimum tangible net worth covenant.  As of June 30, 2009, we were in compliance with all three of these financial maintenance covenants, as well as our other covenants. However, as of July 1, 2009, we were in default of our senior credit agreement because our revolving line of credit was overadvanced as a result of a decrease in the maximum eligible inventory under the borrowing base, per the terms of the senior credit agreement, from $8 million to $5 million. Also impacting the permitted borrowing base was that one customer comprised more than 25% of our sales and the senior credit agreement disallows from the borrowing base calculation the accounts receivable associated with any customer that represents sales greater than 25% of our total sales. On July 29, 2009, Physicians entered into a fifth amendment to the senior credit agreement (the "fifth amendment").  Pursuant to the fifth amendment, the lender waived the default driven by the overadvance on July 1, 2009, reduced the revolving loan commitment from $25.0 million to $20.0 million and amended the definition of eligible accounts receivable for purposes of the borrowing base to increase the maximum percentage of eligible accounts receivable from any one customer from 25% to 35%.

    Since July 29, 2009, we have had outstanding indebtedness under our senior credit facility in excess of the maximum amount we are permitted to borrow under our borrowing base, which triggered an event of default under our senior credit agreement beginning August 5, 2009.  We are in active discussions with our lender regarding the event of default but have not obtained a waiver. As a result of the event of default, we are precluded from borrowing under our credit facility and all indebtedness outstanding under our credit facility could be declared immediately due and payable, which would have a material adverse effect on our business, financial condition and liquidity and could impact the Company’s ability to continue as a going concern. There is no assurance that we will be able to obtain a waiver, and even if we can, we may be required to agree to other changes in the senior credit agreement, including increased interest rates, tighter covenants or lower availability thresholds, or pay a fee for such waiver. If the indebtedness outstanding under the credit facility is declared due and immediately payable, then we would need to obtain additional sources of liquidity; however, given the unprecedented instability in worldwide capital markets, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all.

    We are actively seeking a new senior credit facility and are actively exploring alternatives for other sources of capital for ongoing cash needs.  We hope to secure new sources of capital by the fourth quarter of 2009, but can provide no assurances that we will be able to do so.  Any new financing may only be available on terms that are less favorable to us, and could cause an increase in our interest expense and decrease the amount of cash available for operations and investments in our business.

    In addition, we continue to reevaluate our operating plans for the next twelve months and have implemented cost controls to address the potential for continued decreases in sales. We have implemented a company-wide salary reduction plan, eliminated cash bonuses in 2009, implemented cost controls, reduced capital expenditures and are re-evaluating various non-strategic marketing and administrative costs. We have reduced our workforce by 11%, or 23 positions, during the six months ended June 30, 2009 in an effort to reduce costs. Our ability to continue as a going concern depends upon achieving revenues sufficient to support our cost structure. Our ability to return to profitability depends on the timely completion of these activities and there can be no assurance that any actions taken by us will result in a return to profitability. During the three months ended June 30, 2009, we were successful in returning to profitability, but this trend may not continue, particularly in the third quarter, which is typically a seasonally low quarter for us.

    The accompanying condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2009 were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As discussed in the previous paragraphs, we face various uncertainties including lower sales and a need to obtain adequate funding to operate its business which raise substantial doubt about our ability to continue as a going concern. These financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Overview of U.S. Market Share Data

    Based on retail sales data provided by ACNielsen, the Company’s approximate share of the masstige market, as defined below, was 7.9% for the 52 weeks ended June 13, 2009 compared to 8.1% for the same period in the prior year. This represents no change in dollar sales, compared to growth of 3% for the overall masstige market during this period, and a 2% decrease in the Company’s share of the masstige market.

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

Seasonality

    Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the removal of slow-selling items. For example, our net sales for the second and third quarters are generally lower than the net sales for the first and fourth quarters of the year, as a result of this seasonality. However, the net sales for the three months ended June 30, 2009 were higher than the first quarter due to a decrease in our provision for returns. The lower provision for returns resulted from the loss of a major customer, from which we are no longer receiving returns and the non-repeat of higher-priced promotional kits that were featured in 2008, which yielded increased returns in the prior year. Our quarterly results of operations may also fluctuate as a result of a variety of other reasons including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, inventory valuation, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

	(dollars in thousands, except per share data)
Statement of Operations Data:
Net sales	$21,051	$22,876	$41,223	$65,537
Cost of sales	8,220	12,320	18,652	31,265
Gross profit	12,831	10,556	22,571	34,272
Selling, general and administrative expenses	9,874	13,625	22,645	28,502
Intangible asset impairment	1,100	-	1,100	-
Income (loss) from operations	1,857	(3,069)	(1,174)	5,770
Interest expense-net	471	225	679	583
Other (income) expense	(45)	19	12	106
Income (loss) before income taxes	1,431	(3,313)	(1,865)	5,081
Provision (benefit) for income taxes	840	(1,330)	(742)	2,045
Net income (loss)	$591	$(1,983)	$(1,123)	$3,036
Net income (loss) per common share:
Basic	$0.04	$(0.14)	$(0.08)	$0.22
Diluted	$0.04	$(0.14)	$(0.08)	$0.21
Weighted-average common shares outstanding:
Basic	13,578,083	14,096,227	13,577,603	14,096,015
Diluted	14,051,524	14,096,227	13,577,603	14,599,127

The following is a discussion of our results of operations for the three and six months ended June 30, 2009 and 2008.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Sales.  The consumer environment continued to weaken this quarter and an unprecedented loss of a major customer, elimination of higher-priced promotional kits, and tightening of inventory control levels at our retail customers had a significant impact on our sales for the three months ended June 30, 2009. Net sales decreased $1.8 million, or 7.9%, to $21.1 million for the three months ended June 30, 2009, from $22.9 million for the three months ended June 30, 2008. The decrease was primarily attributable to a decrease in sales of our makeup products offset by a decrease in our provision for returns and a decrease in trade spending. The decrease in sales of our makeup products is due to three distinct factors: the loss of a major customer, the non-repeat sales of higher-priced promotional kits that were featured in 2008 and tight inventory control by retailers leading to destocking, which reduced the pipeline orders for new products during the three months ended June 30, 2009 when compared to the same period a year ago. At the same time, our provision for returns decreased by $6.6 million, or 77.6%, to $1.9 million for the three months ended June 30, 2009, from $8.5 million for the three months ended June 30, 2008 due to lower than expected returns from our retailers in the second half of the year.  Lower returns are expected as a result of the loss of a major customer, from which we no longer expect to receive returns, and the higher-priced promotional kits that were only sold in 2008, which are no longer being sold, that had a significantly higher return rate than our other products. Trade spending with retailers decreased by $1.7 million for the three months ended June 30, 2009 compared to the same period a year ago, which includes a decrease in our provision for cooperative advertising of $1.9 million, a decrease in our provision for markdowns of $0.3 million and a decrease in our provision for cash discounts and miscellaneous allowance of $0.2 million, offset by an increase in our provision for coupons of $0.7 million. During the three months ended June 30, 2009, our results included net sales of $2.9 million from our international customers, compared to $2.4 million for the three months ended June 30, 2008. For information on our sell through performance, please see U.S. Market Share Data on page 12.

Cost of Sales.  Cost of sales decreased $4.1 million, or 33.3%, to $8.2 million for the three months ended June 30, 2009, from $12.3 million for the three months ended June 30, 2008. The decrease in cost of sales resulted primarily from a decrease in product costs offset by an increase in the provision for obsolete and slow moving inventory and a decrease in inventory recovery from retailers (inventory returned by customers deemed to be resalable). Product costs decreased $4.6 million due to a decrease in sales of our makeup products when compared to the same period a year ago. The decrease was partially offset by an increase in the provision for obsolete and slow moving inventory of $0.3 million and a decrease in inventory recovery for returns from retailers of $0.3 million when compared to the same period a year ago. Cost of sales as a percentage of net sales was 39.0% for the three months ended June 30, 2009, compared to 53.9% for the three months ended June 30, 2008. The decrease in cost of sales, as a percentage of net sales, was primarily due to a decrease in our provision for returns, but also from lower trade spending with retailers and a decrease in our product cost, partially offset by an increase in the provision for obsolete and slow moving inventory and a decrease in inventory recovery from retailers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $3.7 million, or 27.2%, to $9.9 million for the three months ended June 30, 2009, from $13.6 million for the three months ended June 30, 2008. The variance was primarily due to a $1.6 million decrease in marketing spending, a $0.8 million decrease in corporate administrative costs, a $0.6 million decrease in freight and warehouse costs, a $0.5 million decrease in realized and unrealized foreign currency exchange losses, a $0.4 million decrease in expense for stock option awards, a $0.3 million decrease in sales force and sales administrative expense, and a $0.2 million decrease in distribution costs, which were partially offset by a $0.3 million increase in the provision for bad debts and by the amortization of retail permanent fixtures of $0.3 million.

Intangible Asset Impairment.  In the second quarter of 2009, we recorded a non-cash charge of $1.1 million for the impairment of our trade names, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). We evaluate our definite-lived intangible assets for impairment in the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. This non-cash impairment charge does not impact our overall business operations.

Interest Expense-Net.  Interest expense-net increased $0.3 million, or 150%, to $0.5 million for the three months ended June 30, 2009, from $0.2 million for the three months ended June 30, 2008. The increase in interest expense was due to an increase in average borrowings outstanding under our credit facility and an increase in interest rates for the three months ended June 30, 2009 when compared to the same period a year ago.

    Other (Income) Expense.  Other income for the three months ended June 30, 2009 was $45,000 compared to other expense of $19,000 for the three months ended June 30, 2008, which consisted of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plans.

Provision (Benefit) for Income Taxes.  The provision (benefit) for income taxes represents federal, state and local income taxes. For the three months ended June 30, 2009, the provision for income taxes was $0.8 million, representing an effective income tax rate of 58.7%. The effective rate differed from the statutory rate for the three months ended June 30, 2009, primarily due to permanent differences between book and taxable income such as tax benefit deficiencies on stock options exercised and forfeited and research and development credits. For the three months ended June 30, 2008, the benefit for income taxes was $1.3 million, representing an effective income tax rate of (40.1)%.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Sales.  The consumer environment continued to weaken this quarter and an unprecedented loss of a major customer, the elimination of the sale of higher-priced promotional kits, and tightening of inventory control levels at our retail customers had a significant impact on our net sales for the six months ended June 30, 2009. Net sales decreased $24.3 million, or 37.1%, to $41.2 million for the six months ended June 30, 2009, from $65.5 million for the six months ended June 30, 2008. The decrease was primarily attributable to a decrease in sales of our makeup products offset by a decrease in our provision for returns and a decrease in trade spending. The decrease in sales of our makeup products is due to three distinct factors: the loss of a major customer, the non-repeat sales of higher-priced promotional kits that were featured in 2008 and tight inventory control by retailers leading to destocking, which reduced the pipeline orders for new products during the six months ended June 30, 2009 when compared to the same period a year ago. At the same time, our provision for returns decreased by $4.2 million, or 31.8%, to $9.0 million for the six months ended June 30, 2009, from $13.2 million for the six months ended June 30, 2008 due to lower than expected returns from our retailers in the second half of the year.  Lower returns are expected as a result of the loss of a major customer, from which we no longer expect to receive returns, and the higher-priced promotional kits that were only sold in 2008, and are no longer being sold, that had a significantly higher return rate than our other products. Trade spending with retailers decreased by $1.3 million for the six months ended June 30, 2009 compared to the same period a year ago, which includes a decrease in our provision for cooperative advertising of $2.5 million and a decrease in our provision for cash discounts and miscellaneous allowance of $0.6 million, which is partially offset by an increase in our provision for coupons of $1.0 million and an increase in our provision for markdowns of $0.8 million. During the six months ended June 30, 2009, our results included net sales of $5.3 million from our international customers, compared to $9.4 million for the six months ended June 30, 2008. For information on our sell through performance, please see U.S. Market Share Data on page 12.

Cost of Sales.  Cost of sales decreased $12.6 million, or 40.3%, to $18.7 million for the six months ended June 30, 2009, from $31.3 million for the six months ended June 30, 2008. The decrease in cost of sales resulted primarily from a decrease in product costs and an increase in recovery from retailers (inventory returned by customers deemed to be resalable), which was partially offset by an increase in the provision for obsolete and slow moving inventory. Product costs decreased $13.7 million due to a decrease in sales of our makeup products when compared to the same period a year ago. Inventory recovery for returns from retailers increased $0.2 million when compared to the same period a year ago. The decrease was partially offset by an increase in the provision for obsolete and slow moving inventory of $1.3 million when compared to the same period a year ago. Cost of sales as a percentage of net sales was 45.2% of net sales for the six months ended June 30, 2009, compared to 47.7% for the six months ended June 30, 2008. The decrease in cost of sales, as a percentage of net sales, was primarily due to a decrease in our provision for returns, but also from lower trade spending with retailers, and a decrease in our product cost and an increase in inventory recovery from retailers, partially offset by an increase in the provision for obsolete and slow moving inventory.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $5.9 million, or 20.7%, to $22.6 million for the six months ended June 30, 2009, from $28.5 million for the six months ended June 30, 2008. The variance was primarily due to a $1.9 million decrease in marketing spending, a $1.4 million decrease in freight and warehouse costs, a $1.1 decrease in corporate administrative costs, a $0.9 million decrease in sales force and sales administrative expense, a $0.7 million decrease in expense for stock option awards, a $0.6 million decrease in realized and unrealized foreign currency exchange losses, and a $0.2 million decrease in distribution costs, which was partially offset by a $0.5 million increase in the provision for bad debts and the amortization of retail permanent fixtures of $0.4 million.

Interest Expense-Net.  Interest expense-net increased $0.1 million, or 16.7%, to $0.7 million for the six months ended June 30, 2009, from $0.6 million for the six months ended June 30, 2008. The increase in interest expense was due to an increase in average borrowings outstanding under our credit facility and an increase in interest rates for the six months ended June 30, 2009 when compared to the same period a year ago.

Intangible Asset Impairment.  In the second quarter of 2009, we recorded a non-cash charge of $1.1 million for the impairment of our trade names, in accordance with SFAS 142. We evaluate our intangible assets for impairment in the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. This non-cash impairment charge does not impact our overall business operations.

Other (Income) Expense.  Other expense for the six months ended June 30, 2009 was $12,000 compared to other expense of $106,000 for the six months ended June 30, 2008, which consisted of unrealized losses related to investments held as part of our non-qualified deferred compensation plans.

Provision (Benefit) for Income Taxes.  The provision (benefit) for income taxes represents federal, state and local income taxes. For the six months ended June 30, 2009, the benefit for income taxes was $0.7 million, representing an effective income tax rate of (39.8)%. The effective rate differed from the statutory rate for the six months ended June 30, 2009, primarily due to our change in the federal deferred carrying rate and permanent differences between book and taxable income such as tax benefit deficiencies on stock options exercised and forfeited and research and development credits. For the six months ended June 30, 2008, the provision for income taxes was $2.1 million, representing an effective income tax rate of 40.2%.

Liquidity and Capital Resources

Cash Flows

As of June 30, 2009, we had $0.3 million in cash and cash equivalents and $6.5 million in restricted cash compared to $0.6 million in cash and cash equivalents as of December 31, 2008. The increased level of cash reflects cash inflows provided by our operating activities. The significant components of our working capital are accounts receivable and inventories, accounts payable, accrued expenses, trade allowances, income taxes and sales returns and line of credit borrowings.

Operating activities.  Cash provided by operating activities decreased by $10.2 million, or 63.8%, to $5.8 million for the six months ended June 30, 2009, from $16.0 million for the six months ended June 30, 2008. The net decrease in cash provided by operating activities resulted primarily from changes in income taxes and the sales return reserve. The net decrease in cash provided by operating activities was offset by changes in trade allowances and accounts receivable.  Our inventory turnover rate decreased to an annualized 1.5 times per year for the six months ended June 30, 2009, from an annualized 1.8 times per year for the six months ended June 30, 2008. Days sales outstanding increased by 6.6 days, to 46.2 days for the six months ended June 30, 2009 from 39.4 days for the six months ended June 30, 2008.

Investing activities.  Cash used in investing activities for the three months ended June 30, 2009 was $8.7 million, which was primarily related to deposits made into our Canadian Pledged Accounts as required by the fourth amendment to our senior credit agreement entered in March 30, 2009, investments in retail permanent fixtures and capital expenditures for the replacement of machinery and equipment and improvements to our warehouse distribution systems. Cash used in investing activities for the six months ended June 30, 2008 of $0.6 million was related to capital expenditures for the replacement of machinery and equipment and the automation of the assembly line.

Financing activities.  Cash provided by financing activities was $2.5 million for the six months ended June 30, 2009 compared to cash used in financing activities of $11.9 million for the six months ended June 30, 2008. The increase in cash provided by financing activities between periods primarily resulted from increased net borrowings under our revolving credit facility.

Capital Needs.  Net working capital requirements decreased by $10.1 million, or approximately 33.7%, to $19.9 million as of June 30, 2009, from $30.0 million as of June 30, 2008. We anticipate that requirements for working capital will increase during the fourth quarter of 2009, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $3.9 million for 2009 for several key projects, including investments in retail permanent fixtures (classified as other assets in the accompanying condensed consolidated balance sheets), investments in our information technology infrastructure and improvements to our manufacturing and distribution equipment. We expect capital requirements related to fixture infrastructure to total $4.1 million upon completion in 2009, of which $3.4 million was incurred as of June 30, 2009.  Capital requirements related to manufacturing include an upgrade to a major project undertaken in 2007 to automate a product assembly line that is used to assemble products that represented approximately 24.5% of our total sales in 2008. We expect the aggregate capital requirements of this project to total $1.7 million upon completion in 2009, of which $1.6 million was incurred as of June 30, 2009. In addition to an estimated $2.5 million related to investments in retail permanent fixtures and $0.3 million required to upgrade the assembly line project, we expect to need to make improvements to other manufacturing and distribution equipment at a cost of approximately $0.7 million, improvements to our information technology infrastructure of approximately $0.3 million and improvements to our research and development equipment of approximately $0.1 million in 2009. We incurred $0.5 million of capital expenditures for the six months ended June 30, 2009.

Credit Facilities

On March 30, 2009, Physicians entered into a fourth amendment to the senior credit agreement (the “fourth amendment”) which converted the entire facility, which previously consisted of an amortizing term loan and a revolving credit facility, into an asset-based revolving credit facility, and the outstanding term loan was replaced with borrowings under the revolving credit facility. The fourth amendment to the senior credit agreement, among other things, eliminated the minimum fixed charge coverage ratio and the maximum total leverage ratio covenants and replaced them with a minimum interest coverage ratio and a minimum EBITDA (as defined by the senior credit agreement) covenant and amended the minimum tangible net worth covenant, all of which are financial maintenance covenants. The fourth amendment also included a reduction in permitted capital expenditures to not more than $2.0 million per year (excludes retail permanent fixtures). Additionally, Physicians is no longer permitted to purchase shares of the Company’s common stock or make cash distributions to the Company to allow it to repurchase shares of the Company’s common stock.

Pursuant to the fourth amendment, the maximum amount available for borrowing under the revolving credit facility was equal to the lesser of (i) $27.5 million (or $25 million after June 30, 2009) or (ii) a borrowing base formula equal to the sum of (a) up to 65% of the book value of eligible accounts receivable, (b) the lesser of (1) up to 25% of eligible inventory (with a permanent reduction to 15% of eligible inventory after June 30, 2009) or (2) $8.0 million (with a permanent reduction to $5.0 million after June 30, 2009), (c) the balance of certain foreign currency accounts denominated in Canadian dollars (the “Canadian Pledged Accounts”) subject to discounting at the discretion of the lender, and (d) the orderly liquidation value of eligible equipment not to exceed $1.0 million, all as determined in accordance with the fourth amendment.  In addition, the fourth amendment increased the applicable interest rate to a percentage equal to the lender’s reference rate plus 3.50% (with a reduction to 3.00% after June 30, 2009), eliminated the option to elect an interest rate based on LIBOR and increased the commitment fee on unused commitments to 0.50%.  In connection with the fourth amendment, the Company paid the bank a fee of $75,000 and incurred approximately $100,000 of costs, such as legal and other advisory fees, during 2009.

    All revenue received by Physicians and its subsidiaries in Canadian dollars is required to be deposited into the Canadian Pledged Accounts, which are pledged to the agent to secure borrowings under the revolving credit facility.  Physicians may use the balance in the Canadian Pledged Accounts to repay borrowings under the revolving credit facility, or, if the Company demonstrates availability under the borrowing base of at least $1.5 million and other conditions are met, Physicians may make monthly transfers from the Canadian Pledged Accounts to a Canadian disbursement account in an amount that will not cause the balance of the Canadian disbursement account to exceed CDN$500,000, and, if other conditions are met, Physicians may use the Canadian disbursement account to pay amounts due to its Canadian vendors in the ordinary course of business. As of June 30, 2009, the Canadian Pledged Accounts had a balance of $6.5 million, which is recorded as restricted cash in the accompanying condensed consolidated balance sheet.  On July 8, 2009, restricted cash of $6.5 million was used to repay borrowings under our existing revolving credit facility.

    On July 29, 2009, we entered into the fifth amendment, whereby, the lender reduced its revolving loan commitment from $25.0 million to $20.0 million and amended the definition of eligible accounts receivable to increase the maximum percentage of eligible accounts receivable from any one customer (the “customer concentration threshold”) from 25% to 35%.  The lender also agreed to waive an event of default resulting from the failure of the Company to repay an overadvance of $1.8 million outstanding as of July 1, 2009 within the five day grace period permitted by the senior credit agreement. The overadvance was a result of the decrease in the maximum eligible inventory under the borrowing base from $8.0 million to $5.0 million on July 1, 2009. Further, due to the reduction in second quarter sales to a customer that is in the process of discontinuing the sale of our products, another customer was placed above the 25% customer concentration threshold, causing the portion of accounts receivable associated with sales above the 25% customer concentration threshold to be excluded from the borrowing base calculation as of July 1, 2009. In addition, the amendment requires us to hire a management consultant to conduct an assessment of our business plan, cost structure and liquidity.  In connection with the fifth amendment, we paid a fee of $50,000 and related expenses.

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

    Borrowings under the senior credit agreement are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc. and borrowings under the senior credit agreement are secured by a pledge of the capital stock of Physicians Formula, Inc. and its equity interests in each of its subsidiaries and substantially all of the assets Physicians Formula, Inc. and its domestic subsidiaries. At June 30, 2009, there was $21.2 million outstanding under the revolving credit facility at an interest rate of 6.75%. At December 31, 2008, there was $7.9 million outstanding under the revolving credit facility at an interest rate of 3.50% in addition to the outstanding term loan of $10.5 million with an interest rate of 3.39%.

    Since July 29, 2009, we have had outstanding indebtedness under our senior credit facility in excess of the maximum amount we are permitted to borrow under our borrowing base, which triggered an event of default under our senior credit agreement beginning August 5, 2009.  We are in active discussions with the lender regarding the event of default but have not obtained a waiver. As a result of the event of default, we are precluded from borrowing under our senior credit facility and all indebtedness outstanding under the credit facility could be declared immediately due and payable, which would have a material adverse effect on our business, financial condition and liquidity and could impact our ability to continue as a going concern. There is no assurance that we will be able to obtain a waiver, and even if we can, we may be required to agree to other changes in the senior credit agreement, including increased interest rates, tighter covenants or lower availability thresholds, or pay a fee for such waiver. If the indebtedness outstanding under the credit facility is declared due and immediately payable, then we would need to obtain additional sources of liquidity; however, given the unprecedented instability in worldwide capital markets, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all.

    Even if we are able to obtain a waiver for the overadvance, we may be unable to comply with the financial maintenance covenants or other covenants in the senior credit agreement, or we may be unable to generate enough borrowing capacity under the borrowing base to meet our liquidity needs.

We are actively seeking a new senior credit facility and are actively exploring alternatives for other sources of capital for ongoing cash needs.  We hope to secure new sources of capital early in the fourth quarter of 2009, but can provide no assurances that we will be able to do so.  Any new financing may only be available on terms that are less favorable to us, and could cause an increase in our interest expense and decrease the amount of cash available for operations and investments in the business.

    We continue to reevaluate our operating plans for the next twelve months and have implemented costs controls to address the potential for continued decreases in revenues.  Our ability to continue as a going concern depends on achieving a cost structure which supports the levels of revenues we are able to achieve.  Our ability to return to profitability depends on the timely completion of these activities and there can be no assurance that any actions taken by us will result in a return to profitability. During the three months ended June 30, 2009, we were successful in returning to profitability, but this trend may not continue, particularly in the third quarter, which is a seasonally low quarter for us.

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

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

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

(b)  Interest Rate Risk.

We are exposed to interest rate risks primarily through borrowings under our senior credit agreement. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our senior credit agreement during the six months ended June 30, 2009, was $23.0 million and the interest rate in effect at June 30, 2009, was 6.75%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $115,000 change to interest expense for the six months ended June 30, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Rule 13a-15 under the Exchange Act, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Interim Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

    We depend on a small number of core retailer customers for a majority of our sales, including Wal-Mart, CVS, Target and Rite Aid. Sales to these four retailer customers accounted for an aggregate of 57.9% of our gross sales in 2008. None of our customers is under an obligation to continue purchasing products from us in the future. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. In the future, retailers in the mass market channel may undergo restructurings or reorganizations, realign their affiliations, close stores or otherwise suffer losses, any of which could decrease their orders for our products. The loss of one or more of our customers that, individually or in the aggregate, accounts for a significant portion of our sales, any significant decrease in sales to those customers, any significant decrease in our retail selling space in any of those customers’ stores, an interruption or decline of our customers’ business or a successful demand by those customers that we decrease our prices would reduce our sales and harm our business. In the first quarter of 2009, one of our largest retailer customers informed us that as a result of a change in strategy, the customer intends to reduce the space allocated to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed us of its decision to discontinue selling Physicians Formula products. This change had a material negative impact on our net sales beginning in the second quarter of 2009 as the customer reduced its inventory levels of our products, and we do not expect to have any sales to this customer in the future. This change will eliminate our distribution in approximately 5,800 stores.  This customer accounted for 9% of our gross sales for the six months ended June 30, 2009 and 16% of our gross sales for the year ended December 31, 2008.

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

    Current economic conditions could also have a negative impact on the financial stability of our retailer customers.  A small number of our customers account for a large percentage of our net sales and accounts receivable.  If any of our significant retailer customers is unable to finance purchases of our products or defaults on amounts owed to us, it would have an adverse impact on our results of operations and financial condition, including our liquidity.  It is uncertain if economic conditions or consumer confidence will deteriorate further, or when economic conditions or consumer confidence will improve.  If there is a prolonged recession, reduced consumer spending could have a material and adverse effect on our business, results of operations or financial condition, including recognizing an additional impairment charge of the Physicians Formula trade name.

We are currently in default under our senior credit agreement and we may not have sufficient capital to continue as a going concern.

      Since July 29, 2009, we have had outstanding indebtedness under our senior credit facility in excess of the maximum amount we are permitted to borrow under our borrowing base, which triggered an event of default under our senior credit agreement beginning August 5, 2009.  As a result of the event of default, we are precluded from borrowing under our credit facility and all indebtedness outstanding under our credit facility could be declared immediately due and payable, which would have a material adverse effect on our business, financial condition and liquidity and could impact our ability to continue as a going concern.

There is no assurance that we will obtain a waiver and, in order to obtain a waiver, we may be required to agree to other changes in the senior credit agreement, including increased interest rates, tighter covenants or lower availability thresholds, or pay a fee for such waiver. Even if we are able to obtain a waiver for the event of default that occurred on August 5, 2009, if market conditions do not improve or continue to worsen or we are unable to obtain additional financing, we may be unable to comply with the financial covenants under the senior credit agreement, including the interest coverage ratio and the minimum EBITDA covenants, or we may be unable to generate enough borrowing capacity under our asset-based loan to meet our liquidity needs. For additional information on the financial covenants and borrowing capacity under the credit agreement, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities.” A failure to comply with the financial covenants in our senior credit agreement, if we are not able to obtain an amendment or waiver, is an event of default under our senior credit agreement. Any event of default, including the existing event of default, precludes our ability to borrow under our senior credit facility and entitles our lenders to exercise a variety of remedies available to them, including declaring all of our outstanding indebtedness due and immediately payable and selling our assets and the stock of our subsidiaries in the event we do not repay the indebtedness when due.

    In addition, our net sales declined by 37.1% during the six months ended June 30, 2009 compared to our net sales during the six months ended June 30, 2008 and we incurred a net loss of $1.1 million in the six months ended June 30, 2009 and may incur additional losses. Continued declines in revenue would have a material adverse effect on our operating results and cash flows and our ability to obtain additional sources of liquidity.

    We are currently seeking to refinance our outstanding indebtedness under our senior credit facility, which is otherwise scheduled to mature in March 2010, in order to address the event of default resulting from the overadvance situation and to provide longer term financing for the growth and support of our business; however given the unprecedented instability in the worldwide capital markets, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all. Unless we are able to obtain additional sources of financing, we may not have sufficient liquidity to operate our business.  The accompanying condensed consolidated financial statements were prepared under the assumption that we will continue to operate as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business, and do not include any adjustments that might result from the outcome of uncertainties relating to our business and our ability to obtain financing.  We may not be able to continue as a going concern if we are unable to refinance our senior credit facility or achieve a level of revenues which supports our cost structure.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

    The Company has outstanding indebtedness under its senior credit facility in excess of the maximum amount it is permitted to borrow under its borrowing base, which resulted an event of default on August 5, 2009.  Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations” for more information.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company’s 2009 annual meeting of stockholders was held on June 9, 2009. At the annual meeting, our stockholders elected four directors to the Company’s Board of Directors and ratified the Audit Committee’s appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. Following are the results of the election:

    Proposal I:   Election of four directors to the Board of Directors

	Votes For	Votes Withheld
Ingrid Jackel	8,983,838	3,657,610
Jeffrey P. Rogers	8,967,480	3,673,968
Zvi Eiref	12,167,501	473,947
Padraic L. Spence	12,484,704	156,744

    Proposal II:   Ratification of the Audit Committee’s appointment of Deloitte & Touche LLP as independent registered public accounting firm for the year ending December 31, 2009

Votes for	12,537,057
Votes against	82,067
Abstentions	22,324

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Fifth Amendment to Credit Agreement, dated July 29, 2009, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent (incorporated by reference to the registrant's Current Report on Form 8-K filed on August 4, 2009).
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Jeff Berry, Interim Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.
/s/ Ingrid Jackel
Date: August 6, 2009	By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ Jeff Berry
Date: August 6, 2009	By: Jeff Berry
Its: Interim Chief Financial Officer (principal financial officer)