Form 10-Q
period 2009-09-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2009-11-09
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

    The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 5, 2009, was 13,589,668.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,334	$620
Restricted cash	51	-
Accounts receivable, net of allowance for doubtful accounts of $669 and $838
as of September 30, 2009 and December 31, 2008, respectively	15,016	29,186
Inventories	26,931	29,694
Prepaid expenses and other current assets	1,618	1,515
Income taxes receivable	2,492	-
Deferred tax assets, net	7,327	9,224
Total current assets	54,769	70,239

PROPERTY AND EQUIPMENT—Net	3,847	4,138
OTHER ASSETS—Net	3,783	2,838
INTANGIBLE ASSETS—Net	34,457	36,881
	$96,856	$114,096

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,411	$11,212
Accrued expenses	1,231	1,523
Trade allowances	6,525	4,580
Sales returns reserve	4,829	12,613
Income taxes payable	-	1,675
Line of credit borrowings	9,274	7,935
Related party bridge loan	4,200	-
Debt	-	10,500
Total current liabilities	34,470	50,038

DEFERRED TAX LIABILITIES—Net	10,729	11,475
OTHER LONG-TERM LIABILITIES	706	1,022
Total liabilities	45,905	62,535

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no
shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Common stock, $0.01 par value—50,000,000 shares authorized, 13,589,668 and
13,577,118 shares issued and outstanding at September 30, 2009 and
December 31, 2008, respectively	136	136
Additional paid-in capital	59,783	58,968
Accumulated deficit	(8,968)	(7,543)
Total stockholders' equity	50,951	51,561
	$96,856	$114,096

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
NET SALES	$14,230	$20,254	$55,453	$85,791
COST OF SALES	7,773	8,431	26,425	39,696
GROSS PROFIT	6,457	11,823	29,028	46,095
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,614	9,878	29,259	38,377
INTANGIBLE ASSET IMPAIRMENT	-	-	1,100	-
(LOSS) INCOME FROM OPERATIONS	(157)	1,945	(1,331)	7,718
INTEREST EXPENSE, NET	367	147	1,046	731
OTHER (INCOME) EXPENSE, NET	(29)	113	(17)	220
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(495)	1,685	(2,360)	6,767
(BENEFIT) PROVISION FOR INCOME TAXES	(193)	(1)	(935)	2,044
NET (LOSS) INCOME	$(302)	$1,686	$(1,425)	$4,723

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.02)	$0.12	$(0.10)	$0.33
Diluted	$(0.02)	$0.12	$(0.10)	$0.32

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,589,668	14,105,999	13,581,669	14,099,367
Diluted	13,589,668	14,620,427	13,581,669	14,604,105

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,425)	$4,723
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Intangible asset impairment	1,100	-
Depreciation and amortization	2,909	2,240
Exchange rate loss	69	106
Deferred income taxes	1,151	(554)
Provision for bad debts	(169)	(141)
Amortization of debt issuance costs	215	24
Stock-based compensation expense	807	1,836
Tax benefit on exercise of options	-	(45)
Changes in assets and liabilities:
Accounts receivable	14,270	16,299
Inventories	2,812	617
Prepaid expenses and other current assets	168	901
Accounts payable	(2,823)	(6,109)
Accrued expenses, trade allowances and sales returns reserve	(6,131)	(2,349)
Income taxes payable/receivable	(4,209)	(3,673)
Other long-term liabilities	2	-
Net cash provided by operating activities	8,746	13,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(649)	(823)
Other assets	(1,916)	(414)
Restricted cash	(51)	-
Net cash used in investing activities	(2,616)	(1,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydowns of term loans	-	(2,250)
Net payments on line of credit	(9,161)	(8,191)
Borrowings from related party bridge loan	4,200	-
Debt issuance costs	(456)	-
Repurchase and retirement of common stock	-	(1,178)
Tax benefit on exercise of stock options	-	45
Exercise of stock options	1	10
Net cash used in financing activities	(5,416)	(11,564)

NET INCREASE IN CASH AND CASH EQUIVALENTS	714	1,074
CASH AND CASH EQUIVALENTS—Beginning of period	620	-
CASH AND CASH EQUIVALENTS—End of period	$1,334	$1,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$809	$772
Cash paid for income taxes	$2,121	$6,269

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
The Company had accounts payable of $119 and $27 outstanding as of September 30, 2009 and 2008, respectively, relating to purchases of property and equipment.

On March 30, 2009, the Company replaced its previously outstanding borrowings of $10,500 under its term loans with borrowings under the revolving credit facility in connection with the fourth amendment to the senior credit agreement.

In May 2009, a non-cash distribution of $375 was made to an executive officer from the Company's 1999 Nonqualified
Deferred Compensation Plan.

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  ORGANIZATION AND BASIS OF PRESENTATION

    The accompanying unaudited condensed consolidated financial statements include the accounts of Physicians Formula Holdings, Inc., a Delaware corporation (the “Company,” “we” or “our”), and its wholly owned subsidiary, Physicians Formula, Inc., a New York corporation (“Physicians”), and its wholly owned subsidiaries, Physicians Formula Cosmetics, Inc., a Delaware corporation, and Physicians Formula DRTV, LLC, a Delaware limited liability company.

    The Company develops, markets, manufactures and distributes innovative, premium-priced cosmetic products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS, and Rite Aid.

    The accompanying condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2009, its results of operations for the three and nine months ended September 30, 2009 and 2008, and its cash flows for the nine months ended September 30, 2009 and 2008. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2009. The condensed consolidated balance sheet as of December 31, 2008 has been derived from the audited consolidated balance sheet as of that date.

    These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

    Significant Developments—  From the year ended December 31, 2004 through the year ended December 31, 2007, the Company experienced rapid revenue growth and increased demand for its products.  During this period, the Company significantly increased its production capacity, warehouse space and inventory levels in an effort to meet demand.  This pattern changed in 2008.  As a result of deteriorating economic conditions, the Company experienced lessened demand for its products and tightening of inventory levels by its retail customers. The Company’s net sales moderated in the second half of 2008 and declined during the first nine months of 2009.  Net sales declined 35.3% during the nine months ended September 30, 2009 compared to the same period in 2008, which was attributable in large part to deteriorating economic conditions, which significantly lowered consumer discretionary spending and tightening of inventory levels by our retail customers.  The Company incurred a net loss of $1.4 million during the nine months ended September 30, 2009 and may incur additional losses through the remainder of 2009.  The Company continues to reevaluate its operating plans for the next twelve months and has implemented cost controls to address the potential for continued decreases in sales.  The Company implemented a company-wide salary reduction plan, eliminated cash bonuses in 2009, implemented cost controls, reduced capital expenditures and is reevaluating various non-strategic marketing and administrative costs.  The Company reduced its workforce by 15%, or 24 positions, during the nine months ended September 30, 2009 in an effort to reduce costs.

    As more fully described in Note 7, on September 4, 2009, Physicians entered into a sixth amendment to its senior credit agreement with Union Bank, N.A. (“Union Bank”) and obtained a bridge loan (“Bridge Loan”) from Mill Road Capital, L.P. (“Mill Road”).  As more fully described in Note 12, on November 6, 2009, Physicians terminated its senior credit agreement with Union Bank and replaced it with a new asset based revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and repaid the Bridge Loan using proceeds from the issuance of a new senior subordinated note (“Senior Subordinated Note”) to Mill Road.

    Concentration of Credit Risk—Certain financial instruments subject the Company to concentrations of credit risk.  These financial instruments consist primarily of accounts receivable.  The Company regularly reevaluates its customers' ability to satisfy credit obligations and records a provision for doubtful accounts based on such evaluations.  Significant customers that accounted for more than 10% of gross sales are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Customer A	37%	30%	29%	22%
Customer B	17%	15%	19%	16%
Customer C	15%	12%	13%	11%
Customer D	0%	10%	7%	15%

Three customers individually accounted for 10% or more of gross accounts receivable and together accounted for 66% of gross accounts receivable at September 30, 2009.  Four customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 69% of gross accounts receivable at December 31, 2008.

Late in the first quarter of 2009, one of the Company's largest retail customers informed management that, as a result of a change in strategy, the customer intended to reduce its space allocated to the entire color cosmetics category in its stores in 2010.  In April 2009, this customer informed management of its decision to completely discontinue selling the Company's products in 2010 rather than implementing only a reduction in the number of the Company's products sold in its stores.  This customer began to reduce its inventory levels of the Company's products to prepare for the 2010 discontinuation during the second quarter of 2009, which had a material negative impact on the Company's net sales.  The Company does not expect to have any sales to this customer in the future.  This change eliminated the Company's distribution in approximately 5,800 stores.  This customer accounted for 7% of gross sales in the nine months ended September 30, 2009 and there were no sales to this customer during the three months ended September 30, 2009.  For the year ended December 31, 2008, this same customer accounted for 16% of the Company's gross sales.

Fair Value Measurements—The Company's financial instruments are primarily composed of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and debt.  The fair value of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and related party bridge loan closely approximate their carrying value due to their short maturities.  The fair value of debt is estimated based on reference to market prices and closely approximates its carrying value.

The valuation techniques required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 820 (formerly Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements), are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions.  These two types of inputs create the following fair value hierarchy:

▪  Level 1—Quoted prices in active markets for identical assets or liabilities.

▪  Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

▪  Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

ASC 820 requires the use of observable market inputs (quoted market prices) when measuring fair value and requires a Level 1 quoted price to be used to measure fair value whenever possible.  The Company's restricted investments are classified within Level 1 of the fair value hierarchy and are based on quoted market prices in active markets (see Note 5 for further details).

Indefinite-lived assets are measured at fair value on a non-recurring basis.  In accordance with the provisions of ASC 350 (formerly SFAS No. 142, Goodwill and Intangible Assets), indefinite-lived assets are not amortized and are tested for impairment annually or whenever events or circumstances occur indicating that they might be impaired.  Indefinite-lived intangible assets consist exclusively of trade names.  As a result of testing the trade names for impairment in the second quarter of 2009, trade names with a carrying amount of $13.6 million were written down to their fair value of $12.5 million, resulting in an impairment charge of $1.1 million, which was included in the operating results for the nine months ended September 30, 2009.  The fair value of the trade names was determined using a projected discounted cash flow analysis based on the relief-from-royalty approach.  The principal factors used in the discounted cash flow analysis requiring judgment were projected net sales, discount rate, royalty rate and terminal value assumptions (Level 3 inputs).  The royalty rate used in the analysis was based on transactions that have occurred in the Company's industry.  If the Company's net sales or other estimated factors are not achieved at or above the forecasted level, the carrying value may prove unrecoverable and the Company may incur additional impairment charges in the future.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events—Management evaluated all events or transactions through the filing of this quarterly report on Form 10-Q on November 9, 2009.  No events or transactions occurred subsequent to September 30, 2009 requiring adjustments to or disclosure in the condensed consolidated financial statements other than those discussed in Notes 1, 7 and 12.

2.  NEW ACCOUNTING STANDARDS

    In April 2009, the FASB issued ASC 825-10-65-1 (formerly FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments). ASC 825-10-65 requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009. The Company adopted ASC 825-10-65 upon its issuance, and it had no material impact on the Company's condensed consolidated financial statements.

    In June 2009, the FASB issued ASC 855 (formerly SFAS No. 165, Subsequent Events). ASC 855 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. ASC 855 is effective for all interim and annual periods ending after June 15, 2009. The Company adopted ASC 855 upon its issuance, and it had no material impact on the Company's condensed consolidated financial statements.

    In July 2009, the FASB confirmed that the FASB Accounting Standards Codification will become the single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related literature. After the Codification became effective (interim and annual periods ending on or after September 15, 2009), only one level of authoritative GAAP now exists. All other literature will be considered non-authoritative. The Codification does not change GAAP; it introduces a new structure that is organized in an easily accessible online research system. The adoption of the Codification had no material impact on the Company's condensed consolidated financial statements.

3.  NET (LOSS) INCOME PER SHARE

    Basic net (loss) income per common share is computed as net (loss) income divided by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options, if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options, calculated using the treasury stock method:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income (in thousands)	$(302)	$1,686	$(1,425)	$4,723
Denominator:
Weighted-average number of common shares—basic (in thousands)	13,590	14,106	13,582	14,099
Effect of dilutive stock options (in thousands)	-	514	-	505
Weighted-average number of common shares—diluted (in thousands)	13,590	14,620	13,582	14,604

Net (loss) income per common share:
Basic	$(0.02)	$0.12	$(0.10)	$0.33
Diluted	$(0.02)	$0.12	$(0.10)	$0.32

    Stock options for the purchase of 1,113,889 and 662,000 shares of common stock were excluded from the above calculation during the three and nine months ended September 30, 2009 and 2008, respectively, as the effect of those options was anti-dilutive.

4.  INVENTORIES

    Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Raw materials and components	$12,880	$17,655
Finished goods	14,051	12,039
Total	$26,931	$29,694

5.  OTHER ASSETS

    Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Capitalized debt issuance costs, net of accumulated amortization of $80	$-	$116
Restricted investments	222	540
Deposits	360	284
Income tax receivable	312	312
Retail permanent fixtures, net of accumulated amortization of $624 and $0, respectively	2,889	1,586
Total	$3,783	$2,838

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”).  These investments, which are considered trading securities, are recorded at fair value. Unrealized gains related to these investments were $29,000 for the three months ended September 30, 2009 compared to unrealized losses of $113,000 for the same period in 2008.  For the nine months ended September 30, 2009, the unrealized gains were $17,000 compared to unrealized losses of $220,000 for the same period in 2008. On May 7, 2009, the 1999 Nonqualified Deferred Compensation Plan was terminated and $375,000 was distributed to an executive officer. The balance remaining in restricted investments relates to the 2005 Nonqualified Deferred Compensation Plan, which is still in effect.

During the third quarter of 2008, we implemented a key project of creating new permanent fixtures ("retail permanent fixtures") for the display of the Company's products which began being delivered to certain retail customers in 2009. During the three and nine months ended September 30, 2009, the Company incurred costs of $110,000 and $1.9 million, respectively, for retail permanent fixtures, compared to $396,000 for each of the three and nine months ended September 30, 2008.  These retail permanent fixtures are being placed in service in connection with the retail customers' resets of selling space, are recorded at cost and these costs will be amortized over a period of three years. Amortization expense was $257,000 and $624,000 for the three and nine months ended September 30, 2009, respectively. Amortization of retail permanent fixtures is expected to be approximately $241,000 for the remainder of 2009, $963,000 for 2010, $963,000 for 2011 and $722,000 for 2012.

6.  INTANGIBLE ASSETS

    Definite-lived intangible assets consisted of the following (in thousands):

	September 30, 2009			December 31, 2008
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$8,699	$(3,432)	$5,267	$8,699	$(2,997)	$5,702
Distributor relationships	23,701	(7,011)	16,690	23,701	(6,122)	17,579
Total	$32,400	$(10,443)	$21,957	$32,400	$(9,119)	$23,281

Amortization expense was $441,000 in each of the three month periods ended September 30, 2009 and 2008 and $1.3 million in each of the nine month periods ended September 30, 2009 and 2008. Amortization of intangible assets for the remainder of 2009 will be approximately $441,000 and will be approximately $1.8 million in each of the next five years.

The changes in the carrying amounts of indefinite-lived intangible assets as of September 30, 2009 and December 31, 2008, are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Trade names
Balance—beginning of period	$13,600	$29,500
Impairment charge	(1,100)	(15,900)
Balance—end of period	$12,500	$13,600

    The Company evaluates its indefinite-lived intangible assets for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. Due to the significant downturn in the economy and the deterioration of the market price of the Company's common stock during the fourth quarter of 2008, management tested indefinite-lived intangible assets for impairment. Based on this analysis in 2008, a non-cash impairment charge of $15.9 million was recorded to write-down the carrying value of trade names to their fair value and a non-cash impairment charge of $16.8 million was recorded representing the entire amount of previously recorded goodwill. During the six months ended June 30, 2009, the downturn in the economy continued which significantly lowered consumer discretionary spending, and therefore lowered demand for the Company's products. Additionally, the market capitalization of the Company continued to decline. As a result of testing the trade names for impairment in the second quarter of 2009, the Company recorded a non-cash impairment charge of $1.1 million to write down the carrying value of trade names to their fair value.  The Company did not identify any triggering events that would require completion of an impairment analysis as of September 30, 2009.

In order to test the trade names for impairment, the Company determines the fair value of the trade names and compares such amount to its carrying value. The Company determines the fair value of the trade names using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are projected net sales, discount rate, royalty rate and terminal value assumptions. The royalty rate used in the analysis is based on transactions that have occurred in the Company's industry.

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

7.  FINANCING ARRANGEMENTS

    As more fully described below, on September 4, 2009, Physicians entered into a sixth amendment to its senior credit agreement with Union Bank and obtained a Bridge Loan from Mill Road.  As more fully described in Note 12, on November 6, 2009, Physicians terminated its senior credit agreement with Union Bank and replaced it with a new asset based revolving credit facility with Wells Fargo and repaid the Bridge Loan using proceeds from the issuance of a new Senior Subordinated Note to Mill Road.

Senior Credit Agreement

On March 30, 2009, Physicians entered into a fourth amendment to the senior credit agreement with Union Bank (the “fourth amendment”) which converted the entire facility, which previously consisted of an amortizing term loan and a revolving credit facility, into an asset-based revolving credit facility, and the outstanding term loan was replaced with borrowings under the revolving credit facility. The fourth amendment to the senior credit agreement, among other things, eliminated the minimum fixed charge coverage ratio and the maximum total leverage ratio covenants and replaced them with a minimum interest coverage ratio and a minimum EBITDA (as defined by the senior credit agreement) covenant and amended the minimum tangible net worth covenant, all of which are financial maintenance covenants.

The maximum amount available for borrowing under the revolving credit facility was equal to the lesser of (i) $20.0 million or (ii) a borrowing base formula equal to the sum of (a) up to 65% of the book value of eligible accounts receivable, (b) the lesser of (1) up to 15% of eligible inventory or (2) $5.0 million, (c) the balance of certain foreign currency accounts denominated in Canadian dollars (the “Canadian Pledged Accounts”), and (d) the orderly liquidation value of eligible equipment not to exceed $1.0 million, all as determined in accordance with the fourth amendment. The applicable interest rate under the revolving credit facility was equal to a percentage equal to the lender’s reference rate plus 3.00%.  The senior credit agreement required Physicians to pay a commitment fee on unused commitments of 0.50%.

    Under the senior credit agreement, all revenue received by Physicians and its subsidiaries in Canadian dollars was required to be deposited into the Canadian Pledged Accounts, which were pledged to the agent to secure borrowings under the revolving credit facility.  Physicians could use the balance in the Canadian Pledged Accounts to repay borrowings under the revolving credit facility, or, if the Company demonstrated availability under the borrowing base of at least $1.5 million and other conditions were met, Physicians could make monthly transfers from the Canadian Pledged Accounts to a Canadian disbursement account in an amount that would not cause the balance of the Canadian disbursement account to exceed CDN$500,000, and, if other conditions were met, Physicians could use the Canadian disbursement account to pay amounts due to its Canadian vendors in the ordinary course of business. On July 8, 2009, restricted cash of $6.5 million was used to repay borrowings under the revolving credit facility.  As of September 30, 2009, the Canadian Pledged Accounts had a balance of $51,000, which is recorded as restricted cash in the accompanying condensed consolidated balance sheet.

    On July 29, 2009, Physicians entered into a fifth amendment to the senior credit agreement.  Pursuant to the fifth amendment, the lender reduced its revolving loan commitment from $25.0 million to $20.0 million and amended the definition of eligible accounts receivable for purposes of the borrowing base to increase the maximum percentage of eligible accounts receivable from any one customer (the “customer concentration threshold”) from 25% to 35% (except with respect to certain customers).  The lender also agreed to waive an event of default resulting from the failure of the Company to repay an overadvance of $1.8 million outstanding as of July 1, 2009 within the five day grace period permitted by the senior credit agreement. The overadvance was a result of the decrease in the maximum eligible inventory under the borrowing base from $8.0 million to $5.0 million on July 1, 2009. Further, due to the reduction in second quarter sales to a customer that is in the process of discontinuing the sale of our products, another customer was placed above the 25% customer concentration threshold, causing the portion of accounts receivable associated with sales above the 25% customer concentration threshold to be excluded from the borrowing base calculation as of July 1, 2009. In addition, the amendment required the Company to hire a management consultant on or before July 31, 2009 to conduct an assessment of Physicians Formula's financial performance, including the business plan, cost structure and liquidity.  In connection with the fifth amendment, the Company paid a fee of $50,000 and related expenses.  After July 29, 2009, the Company had outstanding indebtedness under its senior credit facility in excess of the maximum amount it was permitted to borrow under its borrowing base, and the Company's failure to repay such overadvance within 5 business days triggered an event of default under the Company's senior credit agreement beginning August 5, 2009.

    On September 4, 2009, Physicians entered into a sixth amendment to the senior credit agreement.  Pursuant to the sixth amendment, the lender agreed to waive the event of default that resulted from an overadvance under the senior credit agreement from time to time since June 30, 2009.  As of the date of the sixth amendment, the overadvance to the Company was approximately $2.4 million. The overadvance automatically increased from approximately $575,000 on August 31, 2009 to approximately $2.4 million on September 1, 2009 because the Company's borrowing base, which is calculated on a monthly basis, was negatively impacted by the Company's seasonal reduction in sales.  In connection with the sixth amendment, the Company paid the lender a fee of $10,000 and related expenses.  The sixth amendment also included amendments to permit the incurrence of the Bridge Loan and the liens securing the obligations thereunder.  In accordance with the sixth amendment, the Company used borrowings under the Bridge Loan to repay revolving loans under the senior credit agreement to cause the borrowing base availability thereunder to be at least $500,000 immediately after repayment.

    The senior credit agreement required the Company to comply with a minimum interest coverage ratio, a minimum EBITDA (as defined in the senior credit agreement) covenant and a minimum tangible net worth covenant.  As of September 30, 2009, the Company was in compliance with these covenants in the senior credit agreement.  The senior credit agreement contained certain additional negative covenants, including limitations on the Company's ability to: incur other indebtedness and liens; fundamentally change its business through a merger, consolidation, amalgamation or liquidation; sell assets; make restricted payments; pay cash dividends from Physicians Formula, Inc. or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with its affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; change its line of business; and make capital expenditures in excess of $2.0 million per year. The senior credit agreement required the Company to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent the Company did not use the proceeds for the purchase of satisfactory replacement assets in accordance with the terms of the senior credit agreement.

    Borrowings under the senior credit agreement were guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc. and borrowings under the senior credit agreement were secured by a pledge of the capital stock of Physicians Formula, Inc. and its equity interests in each of its subsidiaries and substantially all of the assets Physicians Formula, Inc. and its domestic subsidiaries. At September 30, 2009, there was $9.3 million outstanding under the revolving credit facility at an interest rate of 6.25% and $1.4 million available for borrowing. At December 31, 2008, there was $7.9 million outstanding under the revolving credit facility at an interest rate of 3.50% in addition to the outstanding term loan of $10.5 million with an interest rate of 3.39%.

    On November 6, 2009, the senior credit agreement with Union Bank was replaced with a New Senior Credit Agreement with Wells Fargo as described in Note 12 below.

Bridge Loan

On September 4, 2009, Physicians, as borrower, and Mill Road, as lender, entered into an agreement (the "Bridge Loan Agreement") for a second-priority senior bridge loan facility (the "Bridge Loan") in the amount of $4.2 million.  The Company used borrowings under the Bridge Loan to repay $2.9 million of borrowings under the senior credit agreement with Union Bank, which included approximately $2.4 million of overadvances to Physicians, and to fund short-term working capital requirements.  The Bridge Loan was scheduled to mature on December 3, 2009 with interest accruing at a rate of 15% per annum payable upon maturity of the Bridge Loan.

The Bridge Loan Agreement required the Company to comply with the same financial covenants that the Company was required to comply with under its existing senior credit agreement with Union Bank.  The failure of the Company to comply with those financial covenants would not have, however, constituted a default or an event of default under the Bridge Loan Agreement or a breach thereof.  The Bridge Loan Agreement limited additional indebtedness that the Company could incur, consistent with the limitations contained in the senior credit agreement, for as long as the Bridge Loan was outstanding.  The Bridge Loan and accrued interest thereon could be repaid without penalty at any time with 10 days prior written notice, subject to the terms of an Intercreditor and Subordination Agreement, entered into on September 4, 2009 (the "Intercreditor Agreement"), among the Company, Mill Road and Union Bank.  The Bridge Loan Agreement did not require Physicians to make any mandatory prepayments.

Borrowings under the Bridge Loan Agreement were guaranteed by the Company and the domestic subsidiaries of Physicians (the "Guarantors"), and borrowings under the Bridge Loan Agreement were secured by a second-priority pledge of the capital stock of Physicians and its equity interests in each of its subsidiaries and substantially all of the assets of Physicians and its subsidiaries.

In addition, on September 4, 2009, the Company separately agreed with Mill Road that it would not enter into any non-senior secured financing transaction or take any steps in furtherance of obtaining any non-senior secured financing with any party other than Mill Road or Union Bank during the 45 day period commencing on September 4, 2009.  As of September 30, 2009, Mill Road was the beneficial owner of approximately 18% of the Company's outstanding common stock.

Concurrently with entering into the Bridge Loan Agreement, Physicians and the Guarantors entered into a Security Agreement in favor of Mill Road, providing for the grant of a security interest in all of the collateral described therein (including a pledge of all equity securities and rights to acquire equity securities of the Guarantors), and the Company entered into a Pledge Agreement in favor of Mill Road, providing for the grant of a security interest in the capital stock of Physicians.

Pursuant to the Intercreditor Agreement, the Bridge Loan was unconditionally subordinate in right of payment to the prior payment in full in cash of all obligations under the senior credit agreement and the liens securing obligations under the Bridge Loan were junior and unconditionally subordinate to the liens securing obligations under the senior credit agreement; provided, that the Bridge Loan could be repaid on the earlier of (i) the maturity date and (ii) the date on which New Financing (as defined below) was provided in full, including interest accrued thereon (not to exceed 15.0% per annum plus, if applicable, interest at the default rate contemplated by the Bridge Loan Agreement), so long as (a) no default had occurred and was continuing under the senior credit agreement at the time of such payment and certain other conditions had been met and (b) concurrently with such payment, the Company received an equity contribution or the proceeds of replacement subordinated debt in an amount not less than the amount required to satisfy the outstanding amounts under the Bridge Loan Agreement in full ("New Financing").  The Intercreditor Agreement provided that Mill Road had the option to purchase all of the obligations under the senior credit agreement from Union Bank.  As of September 30, 2009, there was $4.2 million outstanding under the Bridge Loan and the amount is included under related party bridge loan in the accompanying condensed consolidated balance sheet.

On November 6, 2009, the Bridge Loan was repaid using the proceeds from the issuance of a new Senior Subordinated Note as described in Note 12 below.

8.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

     In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of September 30, 2009, a total of 883,776 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors.

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

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2009	1,075,758	$9.04		136,681	$0.10
Granted	25,000	1.83		-	-
Exercised	(12,550)	0.10	$19,000	-	-
Cancelled	(63,714)	13.56		-	-
Forfeited	(47,286)	16.45		-	-
Options outstanding—September 30, 2009	977,208	$8.32	$(5,394,000)	136,681	$0.10	$369,000
Vested and expected to vest - September 30, 2009	977,208	$8.32	$(5,394,000)	136,681	$0.10	$369,000

    The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the nine months ended September 30, 2009 and 2008 utilizing the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2009	2008
Risk-free interest rate	2.0%	3.3%
Volatility	58.6%	50.7%
Dividend rate	None	None
Life in years	5.6	6.5

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

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2009	637,759	$3,793,000				136,681	$14,000
Vested	127,196	1,653,000				-	-
Exercised	(12,550)	(1,000)				-	-
Forfeited	(47,286)	(778,000)				-	-
September 30, 2009	705,119	$4,667,000	$ 6.62	5.6 years	$ (2,694,000)	136,681	$14,000	$ 0.10	4.1 years	$ 369,000

    As of September 30, 2009, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 6.0 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-
		Average
	Number	Grant Date
	of Options	Fair Value
January 1, 2009	437,999	$7.04
Vested	(127,196)	6.72
Cancelled	(63,714)	7.07
Granted	25,000	0.99
September 30, 2009	272,089	$6.62

The total fair value of options that vested during the nine months ended September 30, 2009 and 2008 was $855,000 and $2.0 million, respectively.

As of September 30, 2009, total unrecognized estimated compensation cost related to non-vested stock options was approximately $1.8 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company recorded cash received from the exercise of 12,550 stock options of $1,255 during the nine months ended September 30, 2009 and issued 12,550 new shares of common stock.

  The Company recognized $865,000 and $1.9 million of pre-tax non-cash share-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively.  Non-cash share-based compensation cost of $58,000 was a component of cost of sales and $807,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009. Non-cash share-based compensation cost of $85,000 was a component of cost of sales and $1.8 million was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2008. The Company recognized a related tax benefit of $354,000 and $748,000 for the nine months ended September 30, 2009 and 2008, respectively.  The Company capitalized non-cash share-based compensation expense of $49,000 and $88,000 in inventory for the nine months ended September 30, 2009 and 2008, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits are classified as financing cash flows.

The stock options exercised and forfeited during the nine months ended September 30, 2009 resulted in a reduction in a deferred income tax asset because the share-based compensation cost previously recognized by the Company was greater than the deduction allowed for income tax purposes, based on the price of the stock on the date of exercise.  This reduction in the deferred income tax asset was in excess of the Company's additional paid-in capital pool by $192,000.

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

    The facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. The Company, along with many others, was named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). The Company entered into a settlement with another PRP at the site, pursuant to which, in return for a payment the Company has already made and that was fully indemnified and paid by a second company, the other PRP indemnified the Company against most claims for PVOU contamination. A court has approved and entered a consent decree between the other PRP, the Company and the EPA that resolves the Company's liability for the cleanup of regional groundwater contamination without any payment by the Company to EPA.  Depending on the scope and duration of the cleanup, the Company may be required to make further payments to the other PRP for regional groundwater remediation costs. The Company estimates the amount of any such additional payments would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. The Company expects any such additional payments by the Company to be covered by indemnities given to the Company by other companies. Those companies may contest their indemnity obligation for these payments. The Company believes the companies are financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims.

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

10.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company's assets are located in the United States and Canada. The Company has total assets of $1.7 million located in Canada, or 1.8%, of the Company's total assets, including approximately $285,000 of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheet as of September 30, 2009. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
United States	$12,935	$17,070	$48,853	$73,245
Canada	1,135	2,881	6,127	11,925
Other	160	303	473	621
	$14,230	$20,254	$55,453	$85,791

11.  RELATED PARTY BRIDGE LOAN

    On September 4, 2009, Physicians entered into an agreement for a second-priority senior secured bridge loan facility with Mill Road in the amount of $4.2 million.  See Note 7 for a description of the related party bridge loan.  Based on a Schedule 13D/A filed by Mill Road on March 11, 2009, Mill Road is the beneficial owner of approximately 18% of the Company’s outstanding common stock.  Interest expense related to the related party bridge loan totaled $47,000 for the three and nine months ended September 30, 2009.  As of September 30, 2009, $47,000 of accrued interest related to the related party bridge loan was included in accrued expenses in the accompanying condensed consolidated balance sheet.

12.  SUBSEQUENT EVENTS

Stock Option Grant

    On October 19, 2009, the Company granted 25,000 stock options to Mr. Charles J. Hinkaty in connection with his appointment to the Company's Board of Directors under the Company's 2006 Plan.  The options have an exercise price equal to $2.60 per share, the closing price of the Company's common stock on the date of grant.  Of these options, 6,250 vested upon grant and the remainder will vest in equal monthly installments of 391 shares, beginning on November 19, 2009.

New Senior Revolving Credit Facility

    On November 6, 2009, pursuant to a new senior credit agreement (the “New Senior Credit Agreement”) between Physicians and Wells Fargo, Physicians entered into a new asset-based revolving credit facility (the “new revolving credit facility”) and terminated its previous asset-based revolving credit facility (the “old revolving credit facility”) with Union Bank.  Approximately $9.3 million of the proceeds of the new revolving credit facility were used to repay outstanding borrowings under Physicians’ old revolving credit facility. The current available cash, cash equivalents and restricted cash of approximately $1.6 million in the Union Bank account and will be transferred to the Wells Fargo operating account.  The new revolving credit facility is scheduled to mature on November 6, 2012.

    The maximum amount available for borrowing under the new revolving credit facility is equal to the lesser of $25.0 million and a borrowing base formula equal to: (i) 65% or such lesser percentage of eligible accounts receivable as Wells Fargo in its discretion as an asset-based lender may deem appropriate; plus (ii) the least of (1) $14.0 million and (2) the sum of specified percentages (or such lesser percentages as Wells Fargo in its discretion as an asset-based lender may deem appropriate) of each of the following items of eligible inventory (as defined in the New Senior Credit Agreement): (A) of eligible inventory consisting of finished goods that are fully packaged, labeled and ready for shipping, not to exceed 65% of such eligible inventory, (B) eligible inventory consisting of semi-finished goods which are ready for packaging and shipping, not to exceed $4.0 million, (C) eligible inventory consisting of raw materials, not to exceed $1.5 million, (D) eligible inventory consisting of blank components, not to exceed $1.0 million and (E) eligible inventory consisting of returned items, not to exceed $0.75 million; plus (iii) the cash balance in a certain Canadian concentration account; less (iv) a working capital reserve of $1.0 million as such amount may be adjusted by Wells Fargo from time to time and a borrowing base reserve that Wells Fargo establishes from time to time in its discretion as a secured asset-based lender; less (v) indebtedness owed to Wells Fargo other than indebtedness outstanding under the new revolving credit facility. Availability under the new revolving credit facility is reduced by outstanding letters of credit.

    Floating rate borrowings under the new revolving credit facility accrue interest at a daily rate equal to the three-month LIBOR plus 3.5% and fixed rate borrowings accrue interest at a fixed rate equal to the three-month LIBOR plus 3.5% on the date of borrowing. Interest on floating rate borrowings is payable monthly in arrears and interest on fixed rate borrowings are payable upon the expiration of the fixed rate term, subject to minimum monthly interest payments in the amount of $25,000. Under the New Senior Credit Agreement, Physicians is required to pay to Wells Fargo an unused credit line fee equal to 0.5% per annum and various other fees associated with cash management and other related services. Physicians may reduce the maximum amount available for borrowing or terminate the facility prior to the scheduled maturity date at any time by paying breakage fees equal to 3% of the maximum amount of the new revolving credit facility or amount of the reduction in the credit facility, as applicable, decreasing to 1.5% after November 6, 2010 and decreasing to 0.5% after November 6, 2011.

    Under the New Senior Credit Agreement, all payments to Physicians and its subsidiaries are required to be deposited into a lockbox account provided by Wells Fargo, except that payments in connection with the Company’s Canadian operations may be deposited into a lockbox account with Royal Bank of Canada. Any amounts deposited into a lockbox account with Wells Fargo will be swept to a collection account to be applied to repay the outstanding borrowings under the new revolving credit facility. If the balance in Physicians’ restricted Canadian account exceeds Canadian $2.0 million at any time, Physicians must within 10 days after such occurrence transfer the excess amount to the collection account to repay borrowings under the new revolving credit facility. In addition, at any time, Physicians may transfer amounts out of the restricted Canadian accounts to repay borrowings under the revolving credit facility or so long as no event of default exists, pay costs and expenses incurred in connection with the Company’s Canadian operations from its Canadian operating account.

    The New Senior Credit Agreement requires the Company to comply with a monthly minimum book net worth covenant and a quarterly minimum adjusted EBITDA covenant. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $0.1 million to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to our business; and make capital expenditures in excess of $6.0 million for the year ending December 31, 2009 and $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). The financial covenants for the year ending December 31, 2011 and thereafter will be agreed upon between Physicians and Wells Fargo no later than April 30, 2010.  The New Senior Credit Agreement also contains customary events of default, including a change of control of Physicians.

    Borrowings under the new revolving credit facility are guaranteed by the Company and the domestic subsidiaries of Physicians and are secured by a pledge of the capital stock of Physicians and its subsidiaries and substantially all of the assets of the Company and its subsidiaries.

    Physicians paid a closing fee to Wells Fargo equal to $250,000 and agreed to pay all expenses incurred by Wells Fargo in connection with the new revolving credit facility.

    In order to retire the old revolving credit facility and pay other fees and expenses, on November 6, 2009, the Company borrowed $10.4 million under the new revolving credit facility, and immediately thereafter had $1.3 million in availability for future borrowings under the new revolving credit facility, net of certain specified reserves totaling $3.1 million at closing. When combined with the net cash proceeds of the Senior Subordinated Note from Mill Road of $3.0 million and cash on the balance sheet of $1.6 million, the Company had approximately $6.0 million of liquidity available to it, which was previously disclosed as the expected availability under the Wells Fargo line of credit.

New Senior Subordinated Note

    On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein and Mill Road (the “Note Agreement”), Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million.  Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road.  The Company intends to use the remaining proceeds for capital expenditures and general corporate purposes. The Senior Subordinated Note is scheduled to mature on May 6, 2013 and accrue interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.

    Subject to the terms of the new revolving credit facility, the Senior Subordinated Note may be redeemed in whole or in part prior to November 6, 2010 at an amount equal to 105% of the aggregate principal amount of the outstanding Notes, decreasing to 104% if redeemed on or after November 6, 2010 and prior to November 6, 2011, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012. In addition, Physicians must make an offer to redeem the Senior Subordinated Notes upon a change of control of Physicians at the then applicable redemption price.

    The Company is required to comply with substantially the same covenants under the Note Agreement that it is required to comply with under the New Senior Credit Agreement and events of default under the Note Agreement are substantially the same as the events of default under the New Senior Credit Agreement.

    The Senior Subordinated Note is guaranteed by the Company and Physicians’ subsidiaries and are secured by a first lien on certain intellectual property and a second lien on substantially all of the other assets of the Company and its subsidiaries and pledges of the stock of Physicians and its subsidiaries.  The value of the collateral subject to these liens is limited to the lesser of 10% of the value of the assets of Physicians Formula Holdings, Inc. and its subsidiaries and 10% of the value of all outstanding common stock of Physicians Formula Holdings, Inc. as of November 6, 2009 (the “10% Cap”).

    Pursuant to an Intercreditor Agreement entered into between Physicians, Mill Road and Wells Fargo in connection with the New Senior Credit Agreement and Note Agreement, the Senior Subordinated Note is subordinate in right of payment to the prior paying of all obligations under the New Senior Credit Agreement and the liens securing the obligations under the Notes Agreement are junior and subordinate to the liens securing the obligations under the New Senior Credit Agreement (except for first liens on certain intellectual property). In addition, the Intercreditor Agreements prohibits certain amendments to the Note Agreement without the consent of Wells Fargo and prohibits certain amendments to the New Senior Credit Agreement without the consent of Mill Road.

    Physicians paid a closing fee to Mill Road equal to $160,000 and agreed to pay all expenses incurred by Mill Road in connection with the issuance of the Senior Subordinated Note and the transactions described below.

    Based on a Schedule 13D/A filed by Mill Road on March 11, 2009, Mill Road is the beneficial owner of approximately 18% of the Company’s outstanding common stock.  In connection with the issuance of the Senior Subordinated Note, the Company agreed that, upon the earlier to occur of the mailing of the Company’s proxy statement for the annual meeting of stockholders in 2010 and June 30, 2010, and for so long as the Senior Subordinated Note is outstanding, Mill Road has the right to nominate one individual to serve as a member of the Company’s board of directors (the “Board”), and the Company agreed to recommend to the Company’s stockholders that Mill Road’s designee be elected to the Board at the Company’s annual meetings of stockholders for as long as the Senior Subordinated Note is outstanding.  In addition, Mill Road agreed that until September 30, 2010, it would not acquire more than 35% of the Company’s common stock or seek to elect any directors to the Board (other than the one director it is entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board.  These restrictions will be released if the Company receives a bid for the acquisition of the Company (other than from Mill Road or its affiliates).

    In connection with the Note Agreement, the Company agreed to hold a special meeting of stockholders to vote on a proposal to approve the issuance to Mill Road of warrants to purchase the Company’s common stock and an amendment to the Senior Subordinated Note with Mill Road.  The Company will be seeking stockholder approval to comply with the Nasdaq shareholder approval requirements and to satisfy Section 203 of the Delaware General Corporation Law, because Mill Road is an “interested stockholder” for purposes of the statute.  Because Mill Road is an interested stockholder, the Company will be required to obtain the vote of 66 2/3% of the outstanding common stock not owned by Mill Road to approve the transactions.

    If stockholder approval is obtained and the warrants are issued, Mill Road has agreed to reduce the interest rate on the Senior Subordinated Note from 19% per annum (15% payable in cash monthly and 5% payable in kind with quarterly compounding) to 14% per annum (10% payable in cash monthly and 4% payable in kind with quarterly compounding), and extend the maturity of the Senior Subordinated Note from May 6, 2013 to November 6, 2014.   The prepayment premium for an optional redemption would be amended so that if the Senior Subordinated Note is redeemed on or after November 6, 2011 and prior to November 6, 2012, the prepayment premium would be 102%, decreasing to 101% if redeemed on or after November 6, 2012 and prior to November 6, 2013, and decreasing to 100% if redeemed on or after November 6, 2013.  If stockholder approval is obtained, Mill Road would be entitled to a number of warrants equal to the product of (i) $2.028 divided by the Company’s 30-day average stock price and (ii) 700,000, calculated on November 5, 2009 or the date of the amendment to the Senior Subordinated Note, whichever is greater.  The warrants would have an exercise price equal to $0.25 and would mature on the seventh anniversary of the date they were issued.  If the warrants are issued, the Company will agree to file a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares underlying the warrants pursuant to a registration rights agreement to be entered into with Mill Road.

    In connection with the new revolving credit facility and Senior Subordinated Notes, the Company expects to incur total costs of $1.8 million associated with these agreements, which includes $250,000 and $160,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

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

Overview of the Business

We specialize in developing and marketing innovative, premium-priced cosmetic products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, rather than focusing on changing fashion trends. Our products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras.

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

Significant Developments

    From the year ended December 31, 2004 through the year ended December 31, 2007, we experienced rapid revenue growth and increased demand for our premium-priced products.  During this period, we significantly increased our production capacity, warehouse space and inventory levels in an effort to meet demand.  This pattern changed in 2008.  As a result of deteriorating economic conditions, we experienced lessened demand for our products and tightening of inventory levels with our retail customers. Our net sales moderated in the second half of 2008 and declined during the nine months ended September 30, 2009. Net sales declined 35.3% during the nine months ended September 30, 2009 compared to the same period in 2008, which was attributable in large part to deteriorating global economic conditions and tightening of inventory levels with our retail customers. We incurred a net loss of $1.4 million in the nine months ended September 30, 2009 and may incur additional losses through the remainder of 2009.  We continue to reevaluate our operating plans for the next twelve months and have implemented cost controls to address the potential for continued decreases in sales. We have implemented a company-wide salary reduction plan, eliminated cash bonuses in 2009, implemented cost controls, reduced capital expenditures and are re-evaluating various non-strategic marketing and administrative costs. We have reduced our workforce by 15%, or 24 positions, during the nine months ended September 30, 2009 in an effort to reduce costs.

    Late in the first quarter of 2009, one of our largest retail customers informed us that, as a result of a change in strategy, the customer intended to reduce its space allocated to the entire color cosmetics category in its stores in 2010.  In April 2009, this customer informed management of its decision to completely discontinue selling our products in 2010 rather than implementing only a reduction in the number of our products sold in the stores. This customer began to reduce its inventory levels of our products to prepare for the 2010 discontinuation during the second quarter 2009, which had a material negative impact on the our net sales. We did not have any sales to this customer during the third quarter and do not expect to have any sales to this customer in the future.  This change eliminated our distribution in approximately 5,800 stores.  This customer accounted for 7% of gross sales for the nine months ended September 30, 2009.  For the year ended December 31, 2008, this same customer accounted for 16% of our gross sales.

    As more fully described in “Liquidity and Capital Resources—Credit Facilities”, on September 4, 2009, Physicians entered into a sixth amendment to its senior credit agreement with Union Bank, N.A. (“Union Bank”) and obtained a $4.2 million bridge loan (“Bridge Loan”) from Mill Road Capital, L.P (“Mill Road”).  As more fully described in “Liquidity and Capital Resources—Credit Facilities”, on November 6, 2009, Physicians terminated its senior credit agreement with Union Bank and replaced it with a new asset based revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and repaid the Bridge Loan using proceeds from the issuance of a new senior subordinated note (“Senior Subordinated Note”) to Mill Road.

Overview of U.S. Market Share Data

    Based on retail sales data provided by ACNielsen, the Company’s approximate share of the masstige market, as defined below, was 7.7% for the 52 weeks ended October 3, 2009 compared to 8.0% for the same period in the prior year. This represents a 4% decrease in dollar sales and a 3.8% decrease in the Company’s share of the masstige market.  The overall dollar sales for the masstige market remained unchanged during this period.

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

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Critical accounting policies represent the areas where more significant judgments and estimates are used in the preparation of our condensed consolidated financial statements. A discussion of such critical accounting policies, which include revenue recognition, inventory valuation, goodwill and other intangible assets, share-based compensation and income taxes can be found in our Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009.

Results of Operations

The following table sets forth our condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$14,230	$20,254	$55,453	$85,791
Cost of sales	7,773	8,431	26,425	39,696
Gross profit	6,457	11,823	29,028	46,095
Selling, general and administrative expenses	6,614	9,878	29,259	38,377
Intangible asset impairment	-	-	1,100	-
(Loss) income from operations	(157)	1,945	(1,331)	7,718
Interest expense, net	367	147	1,046	731
Other (income) expense, net	(29)	113	(17)	220
(Loss) income before (benefit) provision for income taxes	(495)	1,685	(2,360)	6,767
(Benefit) provision for income taxes	(193)	(1)	(935)	2,044
Net (loss) income	$(302)	$1,686	$(1,425)	$4,723

The following is a discussion of our results of operations for the three and nine months ended September 30, 2009 and 2008.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Sales.  Net sales decreased $6.1 million, or 30.0%, to $14.2 million for the three months ended September 30, 2009, from $20.3 million for the three months ended September 30, 2008.  The decrease was primarily attributable to a decrease in sales of our makeup products and an increase in our provision for returns, partially offset by a decrease in our trade spending.  The decrease in sales of our makeup products resulted from the loss of a major customer, lower Canadian sales and sales of higher-priced promotional kits that were featured in 2008.  The loss of a major customer contributed $2.1 million to our decrease in net sales for the three months ended September 30, 2009 compared to the same period a year ago.  Our provision for returns increased by $98,000, or 1.6%, to $6.1 million for the three months ended September 30, 2009, from $6.0 million for the three months ended September 30, 2008 due to increased returns from our retailers.  Trade spending with retailers decreased by $74,000 for the three months ended September 30, 2009 compared to the same period a year ago, which includes a decrease in our provision for cooperative advertising of $552,000 and a decrease in our provision for markdowns of $9,000, offset in part by an increase in our provision for coupons of $350,000 and an increase in our provision for cash discounts and miscellaneous allowances of $137,000.  During the three months ended September 30, 2009, our results included net sales of $1.3 million from our international customers, compared to $3.2 million for the three months ended September 30, 2008.  The decrease in sales to international customers was primarily due to our Canadian business, which has experienced softness due to the poor economy.  Other factors contributing to the decrease in Canadian sales were lower prepack sales and timing of promotional programs.  For information on our sell through performance, please see "U.S. Market Share Data".

Cost of Sales.  Cost of sales decreased $658,000, or 7.8%, to $7.8 million for the three months ended September 30, 2009, from $8.4 million for the three months ended September 30, 2008.  The decrease in cost of sales resulted primarily from a decrease in product costs of $1.3 million due to a decrease in sales of our makeup products and a decrease in the provision for obsolete and slow moving inventory of $920,000, offset in part by a decrease in actual and estimated inventory recoveries from retailers (inventory returns by customers deemed to be resalable) of $1.6 million.  Cost of sales as a percentage of net sales was 54.6% for the three months ended September 30, 2009, compared to 41.6% for the three months ended September 30, 2008.  The increase in cost of sales as a percentage of net sales was primarily due to an increase in our product costs and a decrease in inventory recovery from retailers, partially offset by a decrease in the provision for obsolete and slow moving inventory.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $3.3 million, or 33.3%, to $6.6 million for the three months ended September 30, 2009, from $9.9 million for the three months ended September 30, 2008.  The decrease was primarily due to a $798,000 decrease in corporate administrative costs, a $501,000 decrease in the allowance for doubtful accounts, a $471,000 decrease in freight and warehouse costs, a $397,000 decrease in stock-based compensation expense, a $381,000 decrease in marketing expense, a $339,000 decrease in realized and unrealized foreign currency exchange losses, a $251,000 decrease in sales force and sales administrative expenses and a $126,000 decrease in distribution costs.

Interest Expense-Net.  Interest expense-net increased $220,000, or 149.7%, to $367,000 for the three months ended September 30, 2009, from $147,000 for the three months ended September 30, 2008.  The increase in interest expense was due to an increase in average borrowings outstanding under our credit facility and Bridge Loan and an increase in interest rates on our borrowings for the three months ended September 30, 2009 when compared to the same period for the prior year.

    Other (Income) Expense-Net.  Other income for the three months ended September 30, 2009 was $29,000 compared to other expense of $113,000 for the same period in 2008, which consisted of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plans.

(Benefit) Provision for Income Taxes.  The provision (benefit) for income taxes represents federal, state and local income taxes.  For the three months ended September 30, 2009, the benefit for income taxes was $193,000, representing an effective income tax rate of (39.0)%.  The effective tax rate differed from the statutory rate for the three months ended September 30, 2009, primarily due to fluctuations in permanent differences between book and taxable income.  For the three months ended September 30, 2008, the benefit for income taxes was $1,000, representing an effective tax rate of (0.06)%.  The effective tax rate differed from the statutory rate for the three months ended September 30, 2008, primarily due to our change in filing position in various state tax jurisdictions, changes in federal and state tax estimates and, to a lesser extent, fluctuations in permanent differences between book and taxable income, which collectively decreased our income tax provision by approximately $0.6 million.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Sales.  Net sales decreased $30.3 million, or 35.3%, to $55.5 million for the nine months ended September 30, 2009, from $85.8 million for the nine months ended September 30, 2008.  The decrease was primarily attributable to a decrease in sales of our makeup products offset by a decrease in our provision for returns and a decrease in trade spending.  The decrease in sales of our makeup products was primarily due to the loss of a major customer, lower Canadian sales, sales of higher-priced promotional kits that were featured in 2008 and tight inventory control by retailers leading to destocking, which reduced the pipeline orders for new products during the nine months ended September 30, 2009 when compared to the same period a year ago.  The loss of a major customer contributed $9.5 million to the decrease in our net sales for the nine months ended September 30, 2009 compared to the same period a year ago.  At the same time, our provision for returns decreased by $4.2 million, or 21.8%, to $15.0 million for the nine months ended September 30, 2009, from $19.2 million for the nine months ended September 30, 2008 due to decreased returns from our retailers.  Lower returns are expected as a result of the loss of a major customer, from which we no longer expect to receive returns, and the higher-priced promotional kits that were only sold in 2008, and are no longer being sold, that had a significantly higher return rate than our other products.  Trade spending with retailers decreased by $1.4 million for the nine months ended September 30, 2009 compared to the same period a year ago, which includes a decrease in our provision for cooperative advertising of $3.1 million and a decrease in our provision for cash discounts and miscellaneous allowance of $435,000, partially offset by an increase in our provision for coupons of $1.4 million and an increase in our provision for markdowns of $752,000.  During the nine months ended September 30, 2009, our results included net sales of $6.6 million from our international customers, compared to $12.5 million for the nine months ended September 30, 2008.  The decrease in sales to international customers was primarily due to our Canadian business, which has experienced softness due to the poor economy.  Other factors contributing to the decrease in Canadian sales were lower prepack sales and timing of promotional programs.  For information on our sell through performance, please see "U.S. Market Share Data".

Cost of Sales.  Cost of sales decreased $13.3 million, or 33.5%, to $26.4 million for the nine months ended September 30, 2009, from $39.7 million for the nine months ended September 30, 2008.  The decrease in cost of sales resulted primarily from a decrease in product costs of $15.1 million due to a decrease in sales of our makeup products, offset in part by an increase in the provision for obsolete and slow moving inventory of $371,000 and a decrease in actual and estimated inventory recoveries from retailers (inventory returns by customers deemed to be resalable) of $1.4 million.  Cost of sales as a percentage of net sales was 47.7% for the nine months ended September 30, 2009, compared to 46.3% for the nine months ended September 30, 2008.  The increase in cost of sales as a percentage of net sales was primarily due to an increase in the provision for obsolete and slow moving inventory and an increase in product costs, offset by an increase in inventory recovery from retailers.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $9.1 million, or 23.7%, to $29.3 million for the nine months ended September 30, 2009, from $38.4 million for the nine months ended September 30, 2008.  The decrease was primarily due to a $2.3 million decrease in marketing spending, a $1.9 million decrease in freight and warehouse costs, a $1.4 million decrease in corporate administrative costs, a $1.1 million decrease in sales force and sales administrative expenses, a $1.1 million decrease in stock-based compensation expense, a $959,000 decrease in realized and unrealized foreign currency exchange losses, and a $360,000 decrease in distributions costs.

Intangible Asset Impairment.  During the nine months ended September 30, 2009, we recorded a non-cash charge of $1.1 million for the impairment of our trade names.  We evaluate our intangible assets for impairment in the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable.  This non-cash impairment charge does not impact our overall business operations.

Interest Expense-Net.  Interest expense-net increased $315,000, or 43.1%, to $1.0 million for the nine months ended September 30, 2009, from $731,000 for the nine months ended September 30, 2008.  The increase in interest expense was due to an increase in average borrowings outstanding under our credit facility and an increase in interest rates for the nine months ended September 30, 2009 when compared to the same period a year ago.

Other (Income) Expense-Net.  Other income for the nine months ended September 30, 2009 was $17,000 compared to other expense of $220,000 for the same period in 2008, which consisted of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plans.

(Benefit) Provision for Income Taxes.  The (benefit) provision for income taxes represents federal, state and local income taxes.  For the nine months ended September 30, 2009, the benefit for income taxes was $935,000, representing an effective income tax rate of (39.6)%.  The effective tax rate differed from the statutory rate for the nine months ended September 30, 2009, primarily due to permanent differences between book and taxable income such as tax benefit deficiencies on stock options exercised and forfeited and research and development credits.  For the nine months ended September 30, 2008, the provision for income taxes was $2.0 million, representing an effective income tax rate of 30.2%.  The effective tax rate differed from the statutory rate for the nine months ended September 30, 2008, primarily due to our change in filing position in various state tax jurisdictions, changes in federal and state tax estimates and, to a lesser extent, fluctuations in permanent differences between book and taxable income.

Liquidity and Capital Resources

Cash Flows

As of September 30, 2009, we had $1.3 million in cash and cash equivalents and $51,000 in restricted cash compared to $0.6 million in cash and cash equivalents as of December 31, 2008. The increased level of cash reflects cash inflows provided by our operating activities. As of September 30, 2009, we had $9.3 million outstanding and $1.4 million of availability under our revolving credit facility.  The significant components of our working capital are accounts receivable and inventories, accounts payable, trade allowances, income taxes, sales returns reserve, related party financing and line of credit borrowings.

Operating Activities.  Cash provided by operating activities decreased by $5.2 million, or 37.4%, to $8.7 million for the nine months ended September 30, 2009, from $13.9 million for the nine months ended September 30, 2008. The net decrease in cash provided by operating activities resulted primarily from our net loss and unfavorable changes in accounts receivable, sales returns reserve, prepaid expenses and other current assets and income taxes. The net decrease in cash provided by operating activities was offset by favorable changes in accounts payable and inventories.  Our inventory turnover rate decreased to an annualized 1.6 times per year for the nine months ended September 30, 2009, from an annualized 1.8 times per year for the nine months ended September 30, 2008. Days sales outstanding increased by 5.1 days, to 52.8 days for the nine months ended September 30, 2009 from 47.7 days for the nine months ended September 30, 2008.

Investing Activities.  Cash used in investing activities for the nine months ended September 30, 2009 was $2.6 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for the replacement of machinery and equipment and improvements to our warehouse distribution systems. Cash used in investing activities for the nine months ended September 30, 2008 of $1.2 million was primarily related to capital expenditures for the replacement of machinery and equipment and the automation of the assembly line.

Financing Activities.  Cash used in financing activities was $5.4 million for the nine months ended September 30, 2009 compared to cash used in financing activities of $11.6 million for the nine months ended September 30, 2008. The decrease in cash used in financing activities was primarily due to proceeds received from the bridge loan and stock repurchases in 2008, offset in part by higher net payments on our revolving credit facility and payments for debt issuance costs.

Future Liquidity and Capital Needs.  Our net working capital decreased by $9.6 million, or approximately 32.1%, to $20.3 million as of September 30, 2009, from $29.9 million as of September 30, 2008. We anticipate that requirements for working capital will increase during the fourth quarter of 2009, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $5.7 million for 2009 for several key projects, including $4.7 million in investments in retail permanent fixtures (classified as other assets in the accompanying condensed consolidated balance sheets which are excluded from our capital expenditure covenant under our old senior credit agreement with Union Bank), $443,000 in improvements to other manufacturing and distribution equipment, $290,000 to upgrade a product assembly line, $209,000 in improvements to our information technology infrastructure and $58,000 in improvements to our research and development equipment.  We expect capital requirements related to fixture infrastructure to total $6.2 million for the period from September 2008 (inception of the project) to December 2009, of which $3.5 million was incurred as of September 30, 2009.  Approximately half of the capital spending for retail permanent fixtures will occur during the fourth quarter of 2009 in conjunction with the new 2010 fixture systems.  Capital requirements related to manufacturing include an upgrade to a major project undertaken in 2007 to automate a product assembly line that is used to assemble products that represented approximately 24.5% of our total sales in 2008.  We expect the aggregate capital requirements of this project to total $1.7 million for the period from August 2008 (inception of the project) to December 2009, of which $1.6 million was incurred as of September 30, 2009.  We spent $649,000 for capital expenditures and $1.9 million for investments in retail permanent fixtures for the nine months ended September 30, 2009.  We believe that our cash flows from operations and funds from our financing arrangements entered into during November 2009 will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months.  No assurance can be given, however, that this will be the case.

Credit Facilities

    As described below, on September 4, 2009, Physicians entered into a sixth amendment to its senior credit agreement with Union Bank and obtained a $4.2 million Bridge Loan from Mill Road. As also described below, on November 6, 2009, Physicians terminated its senior credit agreement with Union Bank and replaced it with a new asset based revolving credit facility with Wells Fargo and repaid the Bridge Loan using proceeds from the issuance of a new Senior Subordinated Note to Mill Road.

Senior Credit Agreement.  On March 30, 2009, Physicians entered into a fourth amendment to the senior credit agreement with Union Bank (the “fourth amendment”) which converted the entire facility, which previously consisted of an amortizing term loan and a revolving credit facility, into an asset-based revolving credit facility, and the outstanding term loan was replaced with borrowings under the revolving credit facility. The fourth amendment to the senior credit agreement, among other things, eliminated the minimum fixed charge coverage ratio and the maximum total leverage ratio covenants and replaced them with a minimum interest coverage ratio and a minimum EBITDA (as defined by the senior credit agreement) covenant and amended the minimum tangible net worth covenant, all of which are financial maintenance covenants.

The maximum amount available for borrowing under the revolving credit facility was equal to the lesser of (i) $20.0 million or (ii) a borrowing base formula equal to the sum of (a) up to 65% of the book value of eligible accounts receivable, (b) the lesser of (1) up to 15% of eligible inventory or (2) $5.0 million, (c) the balance of certain foreign currency accounts denominated in Canadian dollars (the “Canadian Pledged Accounts”), and (d) the orderly liquidation value of eligible equipment not to exceed $1.0 million, all as determined in accordance with the fourth amendment. The applicable interest rate under the revolving credit facility was equal to a percentage equal to the lender’s reference rate plus 3.00%.  The senior credit agreement required us to pay a commitment fee on unused commitments of 0.50%.

Under the senior credit agreement, all revenue received by Physicians and its subsidiaries in Canadian dollars was required to be deposited into the Canadian Pledged Accounts, which were pledged to the agent to secure borrowings under the revolving credit facility.  Physicians could use the balance in the Canadian Pledged Accounts to repay borrowings under the revolving credit facility, or, if the Company demonstrated availability under the borrowing base of at least $1.5 million and other conditions were met, Physicians could make monthly transfers from the Canadian Pledged Accounts to a Canadian disbursement account in an amount that would not cause the balance of the Canadian disbursement account to exceed CDN$500,000, and, if other conditions were met, Physicians could use the Canadian disbursement account to pay amounts due to its Canadian vendors in the ordinary course of business. On July 8, 2009, restricted cash of $6.5 million was used to repay borrowings under the revolving credit facility.  As of September 30, 2009, the Canadian Pledged Accounts had a balance of $51,000, which is recorded as restricted cash in the accompanying condensed consolidated balance sheet.

On July 29, 2009, Physicians entered into a fifth amendment to the senior credit agreement (the “fifth amendment”).  Pursuant to the fifth amendment, the lender reduced its revolving loan commitment from $25.0 million to $20.0 million and amended the definition of eligible accounts receivable for purposes of the borrowing base to increase the maximum percentage of eligible accounts receivable from any one customer (the “customer concentration threshold”) from 25% to 35% (except with respect to certain customers).  The lender also agreed to waive an event of default resulting from our failure to repay an overadvance of $1.8 million outstanding as of July 1, 2009 within the five day grace period permitted by the senior credit agreement. The overadvance was a result of the decrease in the maximum eligible inventory under the borrowing base from $8.0 million to $5.0 million on July 1, 2009. Further, due to the reduction in second quarter sales to a customer that is in the process of discontinuing the sale of our products, another customer was placed above the 25% customer concentration threshold, causing the portion of accounts receivable associated with sales above the 25% customer concentration threshold to be excluded from the borrowing base calculation as of July 1, 2009. In addition, the amendment requires us to hire a management consultant on or before July 31, 2009 to conduct an assessment of Physicians Formula's financial performance, including the business plan, cost structure and liquidity.  In connection with the fifth amendment, we paid a fee of $50,000 and related expenses.  Since July 29, 2009, we have had outstanding indebtedness under the senior credit facility in excess of the maximum amount we were permitted to borrow under the borrowing base, and the Company's failure to repay such overadvance within 5 business days triggered an event of default under the senior credit agreement beginning August 5, 2009.

On September 4, 2009, Physicians entered into a sixth amendment to the senior credit agreement (the "sixth amendment").  Pursuant to the sixth amendment, the lender agreed to waive the event of default that resulted from an overadvance under the senior credit agreement from time to time since June 30, 2009.  As of the date of the sixth amendment, the overadvance to us was approximately $2.4 million. The overadvance automatically increased from approximately $575,000 on August 31, 2009 to approximately $2.4 million on September 1, 2009, because our borrowing base, which is calculated on a monthly basis, was negatively impacted by our seasonal reduction in sales.  In connection with the sixth amendment, Physicians paid the lender a fee of $10,000 and related expenses.  The sixth amendment also included amendments to permit the incurrence of the Bridge Loan (as defined below) and the liens securing the obligations thereunder.  In accordance with the sixth amendment, we used borrowings under the Bridge Loan to repay revolving loans under the senior credit agreement to cause the borrowing base availability thereunder to be at least $500,000 immediately after repayment.

The senior credit agreement required us to comply with a minimum interest coverage ratio, a minimum EBITDA (as defined in the senior credit agreement) covenant and a minimum tangible net worth covenant.  As of September 30, 2009, we were in compliance with these covenants in the senior credit agreement.  The senior credit agreement contained certain additional negative covenants, including limitations on our ability to: incur other indebtedness and liens; fundamentally change its business through a merger, consolidation, amalgamation or liquidation; sell assets; make restricted payments; pay cash dividends from Physicians Formula, Inc. or pay for expenses of Physicians Formula Holdings, Inc., unless certain conditions are satisfied; make certain acquisitions, investments, loans and advances; engage in transactions with its affiliates; enter into certain agreements; engage in sale-leaseback transactions; incur certain unfunded liabilities; change its line of business; and make capital expenditures in excess of $2.0 million per year. The senior credit agreement required the Company to make mandatory prepayments with the proceeds of certain asset dispositions and upon the receipt of insurance or condemnation proceeds to the extent the Company did not use the proceeds for the purchase of satisfactory replacement assets.

Borrowings under the senior credit agreement were guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc. and borrowings under the senior credit agreement were secured by a pledge of the capital stock of Physicians Formula, Inc. and its equity interests in each of its subsidiaries and substantially all of the assets Physicians Formula, Inc. and its domestic subsidiaries. At September 30, 2009, there was $9.3 million outstanding under the revolving credit facility at an interest rate of 6.25%. At December 31, 2008, there was $7.9 million outstanding under the revolving credit facility at an interest rate of 3.50% in addition to the outstanding term loan of $10.5 million with an interest rate of 3.39%.

On November 6, 2009, the senior credit agreement with Union Bank was replaced with the New Senior Credit Agreement with Wells Fargo as described below.

Bridge Loan.  On September 4, 2009, Physicians, as borrower, and Mill Road, as lender, entered into an agreement (the "Bridge Loan Agreement") for a second-priority senior bridge loan facility (the "Bridge Loan") in the amount of $4.2 million.  The Company used borrowings under the Bridge Loan to repay $2.9 million of borrowings under the senior credit agreement with Union Bank, which included approximately $2.4 million of overadvance to us, and to fund short-term working capital requirements.  The Bridge Loan was scheduled to mature on December 3, 2009 with interest accruing at a rate of 15% per annum payable upon maturity of the Bridge Loan.

    The Bridge Loan Agreement required us to comply with the same financial covenants that the Company was required to comply with under its existing senior credit agreement with Union Bank.  Our failure to comply with those financial covenants would not have, however, constituted a default or an event of default under the Bridge Loan Agreement or a breach thereof.  The Bridge Loan Agreement limited additional indebtedness that we could incur, consistent with the limitations contained in the senior credit agreement, for as long as the Bridge Loan was outstanding.  The Bridge Loan Agreement contains customary events of default.  Our failure to comply with certain of the negative covenants in the senior credit agreement will result in an event of default under the Bridge Loan Agreement.  The Bridge Loan and accrued interest thereon could be repaid without penalty at any time with 10 days prior written notice, subject to the terms of an Intercreditor and Subordination Agreement, entered into on September 4, 2009 (the "Intercreditor Agreement"), among the Company, Mill Road and Union Bank.  The Bridge Loan Agreement did not require Physicians to make any mandatory prepayments.

    Borrowings under the Bridge Loan Agreement were guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians (the "Guarantors"), and borrowings under the Bridge Loan Agreement were secured by a second-priority pledge of the capital stock of Physicians and its equity interests in each of its subsidiaries and substantially all of the assets of Physicians and its subsidiaries.

    In addition, on September 4, 2009, we separately agreed with Mill Road that it would not enter into any non-senior secured financing transaction or take any steps in furtherance of obtaining any non-senior secured financing with any party other than Mill Road or Union Bank during the 45 day period commencing on September 4, 2009.  Based on a Schedule 13D/A filed by Mill Road on March 11, 2009, Mill Road is the beneficial owner of approximately 18% of our outstanding common stock.

Concurrently with entering into the Bridge Loan Agreement, Physicians and the Guarantors entered into a Security Agreement in favor of Mill Road, providing for the grant of a security interest in all of the collateral described therein (including a pledge of all equity securities and rights to acquire equity securities of the Guarantors), and the Company entered into a Pledge Agreement in favor of Mill Road, providing for the grant of a security interest in the capital stock of Physicians.

Pursuant to the Intercreditor Agreement, the Bridge Loan was unconditionally subordinate in right of payment to the prior payment in full in cash of all obligations under the senior credit agreement and the liens securing obligations under the Bridge Loan were junior and unconditionally subordinate to the liens securing obligations under the senior credit agreement; provided, that the Bridge Loan could be repaid on the earlier of (i) the maturity date and (ii) the date on which New Financing (as defined below) was provided in full, including interest accrued thereon (not to exceed 15.0% per annum plus, if applicable, interest at the default rate contemplated by the Bridge Loan Agreement), so long as (a) no default had occurred and was continuing under the senior credit agreement at the time of such payment and certain other conditions have been met and (b) concurrently with such payment, we received an equity contribution or the proceeds of replacement subordinated debt in an amount not less than the amount required to satisfy the outstanding amounts under the Bridge Loan Agreement in full ("New Financing").  The Intercreditor Agreement provided that Mill Road had the option to purchase all of the obligations under the senior credit agreement from Union Bank.  As of September 30, 2009, there was $4.2 million outstanding under the Bridge Loan and is included under Note Payable in the accompanying condensed consolidated balance sheet.

On November 6, 2009, the Bridge Loan was repaid using the proceeds from the issuance of a new Senior Subordinated Note as described below.

    New Senior Revolving Credit Facility.  On November 6, 2009, pursuant to a new senior credit agreement (the “New Senior Credit Agreement”) between Physicians and Wells Fargo, Physicians entered into a new asset-based revolving credit facility (the “new revolving credit facility”) and terminated its previous asset-based revolving credit facility (the “old revolving credit facility”) with Union Bank.  Approximately $9.3 million of the proceeds of the new revolving credit facility were used to repay outstanding borrowings under Physicians’ old revolving credit facility. The current available cash, cash equivalents and restricted cash of approximately $1.6 million remained in the Union Bank account and will be transfered to the Wells Fargo operating account.  Our new revolving credit facility is scheduled to mature on November 6, 2012.

    The maximum amount available for borrowing under the new revolving credit facility is equal to the lesser of $25.0 million and a borrowing base formula equal to: (i) 65% or such lesser percentage of eligible accounts receivable as Wells Fargo in its discretion as an asset-based lender may deem appropriate; plus (ii) the least of (1) $14.0 million and (2) the sum of specified percentages (or such lesser percentages as Wells Fargo in its discretion as an asset-based lender may deem appropriate) of each of the following items of eligible inventory (as defined in the New Senior Credit Agreement): (A) of eligible inventory consisting of finished goods that are fully packaged, labeled and ready for shipping, not to exceed 65% of such eligible inventory, (B) eligible inventory consisting of semi-finished goods which are ready for packaging and shipping, not to exceed $4.0 million, (C) eligible inventory consisting of raw materials, not to exceed $1.5 million, (D) eligible inventory consisting of blank components, not to exceed $1.0 million and (E) eligible inventory consisting of returned items, not to exceed $0.75 million; plus (iii) the cash balance in a certain Canadian concentration account; less (iv) a working capital reserve of $1.0 million as such amount may be adjusted by Wells Fargo from time to time and a borrowing base reserve that Wells Fargo establishes from time to time in its discretion as a secured asset-based lender; less (v) indebtedness owed to Wells Fargo other than indebtedness outstanding under the new revolving credit facility. Availability under the new revolving credit facility is reduced by outstanding letters of credit.

    Floating rate borrowings under our new revolving credit facility accrue interest at a daily rate equal to the three-month LIBOR plus 3.5% and fixed rate borrowings accrue interest at a fixed rate equal to the three-month LIBOR plus 3.5% on the date of borrowing. Interest on floating rate borrowings is payable monthly in arrears and interest on fixed rate borrowings are payable upon the expiration of the fixed rate term, subject to minimum monthly interest payments in the amount of $25,000. Under the New Senior Credit Agreement, Physicians is required to pay to Wells Fargo an unused credit line fee equal to 0.5% per annum and various other fees associated with cash management and other related services. Physicians may reduce the maximum amount available for borrowing or terminate the facility prior to the scheduled maturity date at any time by paying breakage fees equal to 3% of the maximum amount of the new revolving credit facility or amount of the reduction in the credit facility, as applicable, decreasing to 1.5% after November 6, 2010 and decreasing to 0.5% after November 6, 2011.

    Under the New Senior Credit Agreement, all payments to Physicians and its subsidiaries are required to be deposited into a lockbox account provided by Wells Fargo, except that payments in connection with the our Canadian operations may be deposited into a lockbox account with Royal Bank of Canada. Any amounts deposited into a lockbox account with Wells Fargo will be swept to a collection account to be applied to repay the outstanding borrowings under the new revolving credit facility. If the balance in Physicians’ restricted Canadian account exceeds Canadian $2.0 million at any time, Physicians must within 10 days after such occurrence transfer the excess amount to the collection account to repay borrowings under the new revolving credit facility. In addition, at any time, Physicians may transfer amounts out of the restricted Canadian accounts to repay borrowings under the revolving credit facility or so long as no event of default exists, pay costs and expenses incurred in connection with our Canadian operations from its Canadian operating account.

    The New Senior Credit Agreement requires us to comply with a monthly minimum book net worth covenant and a quarterly minimum adjusted EBITDA covenant. In addition, we are required to comply with certain negative covenants, including limitations on our ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $0.1 million to allow the Physicians Formula Holdings, Inc. to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to our business; and make capital expenditures in excess of $6.0 million for the year ending December 31, 2009 and $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). The financial covenants for the year ending December 31, 2011 and thereafter will be agreed upon between Physicians and Wells Fargo no later than April 30, 2010.  The New Senior Credit Agreement also contains customary events of default, including a change of control of Physicians.

    Borrowings under the new revolving credit facility are guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians and are secured by a pledge of the capital stock of Physicians and its subsidiaries and substantially all of the assets of the Company and its subsidiaries.

    Physicians paid a closing fee to Wells Fargo equal to $250,000 and agreed to pay all expenses incurred by Wells Fargo in connection with the new revolving credit facility.

    In order to retire the old revolving credit facility and pay other fees and expenses, on November 6, 2009, we borrowed $10.4 million under the new revolving credit facility, which was less than originally expected, and immediately thereafter had $1.3 million in availability for future borrowings under the new revolving credit facility, net of certain specified reserves totaling $3.1 million at closing. When combined with the net cash proceeds of the Senior Subordinated Note from Mill Road of $3.0 million and cash on the balance sheet of $1.6 million, we had approximately $6.0 million of liquidity available to it, which was previously disclosed as the expected availability under the Wells Fargo line of credit.

    New Senior Subordinated Note.  On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein and Mill Road (the “Note Agreement”), Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million.  Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road. We intend to use the remaining proceeds for capital expenditures and general corporate purposes. The Senior Subordinated Note is scheduled to mature on May 6, 2013 and accrues interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.

    Subject to the terms of the new revolving credit facility, the Senior Subordinated Note may be redeemed in whole or in part prior to November 6, 2010 at an amount equal to 105% of the aggregate principal amount of the outstanding Notes, decreasing to 104% if redeemed on or after November 6, 2010 and prior to November 6, 2011, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012. In addition, Physicians must make an offer to redeem the Senior Subordinated Notes upon a change of control of Physicians at the then applicable redemption price.

    We are required to comply with substantially the same covenants under the Note Agreement that we are required to comply with under our New Senior Credit Agreement and  events of default under the Note Agreement are substantially the same as the events of default under our New Senior Credit Agreement.

    The Senior Subordinated Note is guaranteed by Physicians Formula Holdings, Inc. and Physicians’ subsidiaries and are secured by a first lien on certain intellectual property and a second lien on substantially all of the other assets of Physicians Formula Holdings, Inc. and its subsidiaries and pledges of the stock of Physicians and its subsidiaries.  The value of the collateral subject to these liens is limited to the lesser of 10% of the value of the assets of Physicians Formula Holdings, Inc. and its subsidiaries and 10% of the value of all outstanding common stock of Physicians Formula Holdings, Inc. as of November 6, 2009 (the “10% Cap”).

    Pursuant to an Intercreditor Agreement entered into between Physicians, Mill Road and Wells Fargo in connection with the New Senior Credit Agreement and Note Agreement, the Senior Subordinated Note is subordinate in right of payment to the prior paying of all obligations under the New Senior Credit Agreement and the liens securing the obligations under the Note Agreement are junior and subordinate to the liens securing the obligations under the New Senior Credit Agreement (except for first liens on certain intellectual property). In addition, the Intercreditor Agreements prohibits certain amendments to the Note Agreement without the consent of Wells Fargo and prohibits certain amendments to the New Senior Credit Agreement without the consent of Mill Road.

    Physicians paid a closing fee to Mill Road equal to $160,000 and agreed to pay all expenses incurred by Mill Road in connection with the issuance of the Senior Subordinated Note and the transactions described below.

    Based on a Schedule 13D/A filed by Mill Road on March 11, 2009, Mill Road is the beneficial owner of approximately 18% of our outstanding common stock.  In connection with the issuance of the Senior Subordinated Note, we agreed that, upon the earlier to occur of the mailing of the proxy statement for the annual meeting of stockholders in 2010 and June 30, 2010, and for so long as the Senior Subordinated Note is outstanding, Mill Road has the right to nominate one individual to serve as a member of our board of directors (the “Board”), and we agreed to recommend to our stockholders that Mill Road’s designee be elected to the Board at our annual meetings of stockholders for as long as the Senior Subordinated Note is outstanding.  In addition, Mill Road agreed that until September 30, 2010, it would not acquire more than 35% of our common stock or seek to elect any directors to the Board (other than the one director it is entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board.  These restrictions will be released if we receive a bid for the acquisition of our company (other than from Mill Road or its affiliates).

    In connection with the Note Agreement, we agreed to hold a special meeting of stockholders to vote on a proposal to approve the issuance to Mill Road of warrants to purchase our common stock and an amendment to the Senior Subordinated Note with Mill Road.  We will be seeking stockholder approval to comply with the Nasdaq shareholder approval requirements and to satisfy Section 203 of the Delaware General Corporation Law, because Mill Road is an “interested stockholder” for purposes of the statute.  Because Mill Road is an interested stockholder, we will be required to obtain the vote of 66 2/3% of our outstanding common stock not owned by Mill Road to approve the transactions.

    If stockholder approval is obtained and the warrants are issued, Mill Road has agreed to reduce the interest rate on the Senior Subordinated Note from 19% per annum (15% payable in cash monthly and 5% payable in kind with quarterly compounding) to 14% per annum (10% payable in cash monthly and 4% payable in kind with quarterly compounding), and extend the maturity of the Senior Subordinated Note from May 6, 2013 to November 6, 2014.   The prepayment premium for an optional redemption would be amended so that if the Senior Subordinated Note is redeemed on or after November 6, 2011 and prior to November 6, 2012, the prepayment premium would be 102%, decreasing to 101% if redeemed on or after November 6, 2012 and prior to November 6, 2013, and decreasing to 100% if redeemed on or after November 6, 2013.  If stockholder approval is obtained, Mill Road would be entitled to a number of warrants equal to the product of (i) $2.028 divided by our 30-day average stock price and (ii) 700,000, calculated on November 5, 2009 or the date of the amendment to the Senior Subordinated Note, whichever is greater.  The warrants would have an exercise price equal to $0.25 and would mature on the seventh anniversary of the date they were issued.  If the warrants are issued, we will agree to file a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares underlying the warrants pursuant to a registration rights agreement to be entered into with Mill Road.

    In connection with the new revolving credit facility and Senior Subordinated Notes, we expect to incur total costs of $1.8 million associated with these agreements, which includes $250,000 and $160,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

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

(b)  Interest Rate Risk.

Since November 9, 2009, we are exposed to interest rate risks primarily through borrowings under our New Senior Credit Agreement (and previously under our old senior credit agreement). Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our old senior credit agreement during the nine months ended September 30, 2009, was $19.5 million and the interest rate in effect at September 30, 2009, was 6.25%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $146,000 change to interest expense for the nine months ended September 30, 2009.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Interim Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Interim Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

    We depend on a small number of core retailer customers for a majority of our sales, including Wal-Mart, CVS, Target and Rite Aid. Sales to these four retailer customers accounted for an aggregate of 57.9% of our gross sales in 2008. None of our customers is under an obligation to continue purchasing products from us in the future. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. In the future, retailers in the mass market channel may undergo restructurings or reorganizations, realign their affiliations, close stores or otherwise suffer losses, any of which could decrease their orders for our products. The loss of one or more of our customers that, individually or in the aggregate, accounts for a significant portion of our sales, any significant decrease in sales to those customers, any significant decrease in our retail selling space in any of those customers’ stores, an interruption or decline of our customers’ business or a successful demand by those customers that we decrease our prices would reduce our sales and harm our business. In the first quarter of 2009, one of our largest retailer customers informed us that as a result of a change in strategy, the customer intends to reduce the space allocated to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed us of its decision to discontinue selling Physicians Formula products. This change had a material negative impact on our net sales beginning in the second quarter of 2009 as the customer reduced its inventory levels of our products.  We did not have any sales to this customer in the third quarter and we do not expect to have any sales to this customer in the future. This change eliminated our distribution in approximately 5,800 stores.  This customer accounted for 7% of our gross sales for the nine months ended September 30, 2009 and 16% of our gross sales for the year ended December 31, 2008.

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

ITEM 5.  OTHER INFORMATION

(a)

    Refinancing. On November 6, 2009, Physicians terminated its senior credit facility with Union Bank of California, N.A. and replaced it with a new asset-based revolving credit facility with Wells Fargo Bank, N.A. and repaid a bridge loan from Mill Road Capital, L.P. (“Mill Road”) using proceeds from the issuance of a new Senior Subordinated Note to Mill Road. See Note 12 to the accompanying unaudited condensed consolidated interim financial statements and Exhibits 10.10 through 10.22 for additional information. Descriptions of the new revolving credit facility and the Senior Subordinated Note are qualified by reference to Exhibits 10.10 through 10.22 filed herewith.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1	Fifth Amendment to Credit Agreement, dated July 29, 2009, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent (incorporated by reference to the registrant's Current Report on Form 8-K filed on August 4, 2009).
10.2	Term Loan Agreement, dated as of September 4, 2009, between Physicians Formula, Inc., as borrower, and Mill Road Capital, L.P., as lender (incorporated by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 11, 2009).
10.3	Term Note, dated as of September 4, 2009, by Physicians Formula, Inc., in favor of Mill Road Capital, L.P. (incorporated by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 11, 2009).
10.4	Security Agreement, dated as of September 4, 2009, by Physicians Formula, Inc. and the subsidiaries of Physicians Formula, Inc. party thereto, in favor of Mill Road Capital, L.P. (incorporated by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed on September 11, 2009).
10.5	Pledge Agreement, dated as of September 4, 2009, by Physicians Formula Holdings, Inc., in favor of Mill Road Capital, L.P. (incorporated by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed on September 11, 2009).
10.6	Intercreditor and Subordination Agreement, dated as of September 4, 2009, by and among Mill Road Capital, L.P., Physicians Formula, Inc., Physicians Formula Holdings, Inc., the subsidiaries of Physicians Formula, Inc. party thereto and Union Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed on September 11, 2009).
10.7	Sixth Amendment to Credit Agreement, dated as of September 4, 2009, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed on September 11, 2009).
10.8	Pledgor Guarantee, dated as of September 4, 2009, by Physicians Formula Holdings, Inc. in favor of Mill Road Capital, L.P. (incorporated by reference to Exhibit 10.7 to the registrant's Current Report on Form 8-K filed on September 11, 2009).
10.9	Subsidiary Guarantee, dated as of September 4, 2009, by the subsidiaries of Physicians Formula, Inc. party thereto, in favor of Mill Road Capital, L.P. (incorporated by reference to Exhibit 10.8 to the registrant's Current Report on Form 8-K filed on September 11, 2009).
10.10	Credit and Security Agreement, dated as of November 6, 2009, Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.
10.11	Revolving Note, dated as of November 6, 2009, by Physicians Formula, Inc., in favor of Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.
10.12	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula Holdings, Inc. to Wells Fargo Bank, National Association.
10.13	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula Cosmetics, Inc. to Wells Fargo Bank, National Association.
10.14	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula DRTV, LLC to Wells Fargo Bank, National Association.
10.15	Security Agreement, dated as of November 6, 2009, between Physicians Formula Holdings, Inc. and Wells Fargo Bank, National Association.
10.16	Security Agreement, dated as of November 6, 2009, between Physicians Formula Cosmetics, Inc. and Wells Fargo Bank, National Association.
10.17	Security Agreement, dated as of November 6, 2009, between Physicians Formula DRTV, LLC and Wells Fargo Bank, National Association.
10.18
General Security Agreement, dated as of November 6, 2009, by Physicians Formula, Inc. to and in favor of Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.

10.19	Senior Subordinated Note Purchase and Security Agreement, dated as of November 6, 2009, among Physicians Formula, Inc., as the borrower, the guarantors party thereto and Mill Road Capital, L.P.
10.20	Senior Subordinated Note, dated as of November 6, 2009, by Physicians Formula, Inc., in favor of Mill Road Capital, L.P.
10.21	Guarantor Security Agreement, dated as of November 6, 2009, by and among Physicians Formula Holdings, Inc., Physicians Formula Cosmetics, Inc., Physicians Formula DTRV, LLC and Mill Road Capital, L.P.
10.22
Intercreditor Agreement, dated as of November 6, 2009, by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, Mill Road Capital, L.P. Physicians Formula, Inc. and the guarantors party thereto.

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

Physicians Formula Holdings, Inc.
/s/ Ingrid Jackel
Date: November 9, 2009	By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ Jeff Berry
Date: November 9, 2009	By: Jeff Berry
Its: Interim Chief Financial Officer (principal financial officer)