Form 10-K
period 2009-12-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2010-03-15
CIK 1269871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,”  “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $25,548,576 (based upon the closing sale price of the common stock on that date on The Nasdaq Global Select Market).

The number of shares of the registrant’s common stock outstanding as of March 15, 2010 was 13,589,668.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Physicians Formula Holdings, Inc. definitive Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2009 are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Our Company

    The Physicians Formula brand was created in 1937 and we were formed in 2003 as a Delaware corporation. We are one of the ten largest cosmetics companies in the U.S. mass market channel by retail sales based on ACNielsen data for the 52 weeks ended January 23, 2010. We specialize in developing and marketing innovative, premium-priced products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, rather than focusing on changing fashion trends. Our products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eye liners, brow makeup and mascaras.

    We sell our products in the mass market channel to retailers such as Wal-Mart, CVS, Target and Rite Aid. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. As of March 15, 2010, our products are currently being sold in approximately 23,700 of the 45,000 stores in which we estimate our masstige competitors’ products are also sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 40.8% of our gross sales from 2007 to 2009.

    We position ourselves as a mass market prestige, or “masstige” brand, within the U.S. mass market channel of the cosmetics industry. Our primary product categories are face and eye makeup. Based on ACNielsen data, our share of the masstige market at food, drug and mass volume retailers other than Wal-Mart (which does not supply data to ACNielsen) was 7.5% for the 52 weeks ended January 23, 2010.

    Our goal is to continue to profitably expand our presence in the mass market channel in the U.S. and abroad. We intend to grow by introducing new and innovative products, expanding our U.S. distribution, entering new categories, expanding into new channels and geographic markets and by improving our operating margin.

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

    Product Innovation.  We consider ourselves a leading product innovator. We have a history of successfully developing new and innovative products and quickly introducing them to the mass market channel. In 1997, we introduced multi-colored face powder to the mass market channel with the launch of Powder Palette®, which continues to be one of our top-selling products today. Other examples of innovative product launches include Covertoxten50™ wrinkle therapy face powder and foundation, Bronze Booster bronzers and Magic Mosaic® face powders. Our Mineral Wear® face powder, which we launched in 2005, was the first pressed and multi-colored, mineral face powder sold in the mass market channel. In 2008, we introduced the first 100% natural origin makeup line formulated with certified organic ingredients with the launch of our Organic Wear® product line. Over the last three years, we have introduced an average of 97 new products each year. Our top three retailer customers stocked, on average, over 89.1% of our new product launches in 2009.

    Strong Quality Perception and Market Positions.  We are a leading cosmetics brand in the mass market channel, with a loyal consumer base. In a 2007 study commissioned by us, respondents who purchased our brand were asked to rank their perception of the quality of various masstige cosmetic. We received the highest perceived brand quality among masstige cosmetics brands by our consumers. We support our brand with national advertising in leading women’s magazines, continuous product innovation and attractive point-of-purchase merchandising. Please refer to “—Market Share” for a more detailed discussion.

    Compelling Proposition to Retailers. Our innovative, high-quality products sell at premium price points and generate above-average return on investment for retailers. Our brand enjoys broad consumer appeal across different age groups and ethnicities and attracts consumers who tend to be affluent. We believe consumer demand for our products has motivated our continuing retailer customers to increase the number of stores in which they sell our products and to increase our assigned shelf space within their stores. In August 2008, we were awarded the Front End Supplier of the Year by the Rite Aid drugstore chain.

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

    Experienced Management Team.  Our senior management team has considerable experience and expertise, with an average of 15 years of experience in the cosmetics industry. Ingrid Jackel, our Chief Executive Officer, Jeffrey P. Rogers, our President, and Jeff M. Berry, our Chief Financial Officer, have been with Physicians Formula since 1995, 1991 and 2007, respectively.

Our Growth Strategy

    We intend to increase our market share and to grow our business by pursuing the following strategies:

    Continue to Develop and Introduce New Products.  Over the last three years, we have introduced an average of 97 new products each year. For 2010, however, we introduced only 46 new products. We launched fewer new products in 2010 than in year's past as a result of our business model redefinition initiative, which is designed, in part, to mitigate the risk of product returns. Product returns are driven, in part, by new products which do not meet retailer criteria after a year or more in market and are therefore sent back to us.

    Even though there are fewer new products in 2010, we believe the amount of innovation we are bringing to the market is similar to prior years, as we launched a similar number of new product platforms as prior years, the driver of customer and consumer perception of innovation, but with fewer products per platform than in year's past. The lower number of new products per innovation platform is the driver of the fewer new product count launched in 2010.

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

    Further Penetrate Existing Retailers and Channels of Distribution.  We believe there are many opportunities to grow our sales to existing retailer customers and to expand our customer base by:

●	expanding retail selling space at stores that currently sell our products;
●	increasing the number of stores in which our existing retailer customers sell our products; and
●	attracting new retailer customers such as food and club stores.

    The following table sets forth our estimates of our total distribution, measured by stores multiplied by stock keeping units, or “SKUs,” as of December 31 for each of the years presented below:

	2009		2008	2007	2006	2005
Total stores	29,500	(1)	29,500	27,000	24,000	21,700
Average SKUs per store	153		156	145	134	119
Total distribution (SKUs times stores) (in millions)	4.5		4.6	3.9	3.2	2.6
________________________
(1)	Amount includes 5,800 stores related to one of our largest retailer customers that discontinued selling our products subsequent to December 31, 2009, which stores will not be included in our total store count going forward. In April 2009, this customer notified us of its decision to discontinue selling our products in 2010 but were still selling our products in their stores at December 31, 2009 and will continue to do so until there is a change in plan-o-grams.

    We have increased the number of stores in which we sell our products by 35.9% from 2005 to 2009 and we have increased our total distribution by over 73.1% during the same period. Despite these increases, we believe there are significant opportunities for future growth, as our largest competitors currently sell their products in significantly more stores and have significantly more selling space per store than we do.

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

Market, Ranking and Other Data

    We position ourselves as a “mass market prestige,” or “masstige,” brand within the U.S. mass market channel of the cosmetics industry. The term “masstige” describes a retail category that includes products that are priced below the high-end prestige segment and above the low-end mass segment and that are distributed through the mass market channel. We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oréal, Max Factor, Neutrogena, Revlon, OPI, Borghese and Iman. According to ACNielsen data, these brands, other than Max Factor, were the only mass-distributed brands whose products had average retail prices 22% or more above the average price for similar products in “food, drug and mass volume retailers other than Wal-Mart” for the 52 weeks ended January 23, 2010 and whose retail sales in the mass market channel were over $2 million during the same period. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 22% above the average price for similar products within “food, drug and mass volume retailers other than Wal-Mart” because we do not view them as our principal competitors. We have included Max Factor in the masstige market because we view the brand as a principal competitor as a result of its premium-priced brand positioning, notwithstanding the fact that for the 52 weeks ended January 23, 2010, its products did not have an average retail price 22% over the average price for similar products in “food, drug and mass volume retailers other than Wal-Mart”.

    The data included in this Annual Report on Form 10-K regarding markets and rankings, including the size of product markets and our relative position and the position of our competitors within these markets, is based on independent industry publications, including ACNielsen, and other published industry sources, as well as management estimates. ACNielsen data does not include Wal-Mart, which is our largest customer. Because we are currently in a smaller percentage of Wal-Mart stores and because we have less shelf space at Wal-Mart stores than we do at our other customers, we believe our share of the masstige market at Wal-Mart is lower than our share of the masstige market overall.

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

Products

    We develop, manufacture and market a broad selection of products in various cosmetics categories. The following table sets forth the core categories in which we compete and selected examples of products we manufacture within those categories:

Category	Product Lines		Representative Products
Face Makeup	•	Face Powders	•	Mineral Wear®, Organic Wear®, Powder Palette®
	•	Bronzers	•	Magic Mosaic®, Powder Palette®, Shimmer Strips, Mineral Wear®, Organic Wear®, Summer Eclipse®, Pearls of Perfection®, Solar Powder, Bronze Booster
	•	Concealers	•	Gentle Cover® Concealer, Circle Rx™, Conceal Rx™, Mineral Wear®, Concealer Twins®, Concealer 101
	•	Blushes	•	Powder Palette®, Mineral Wear®, Magic Mosaic®
	•	Foundation/Tinted Moisturizers	•	Mineral Wear®, Organic Wear®
Eye Makeup	•	Eye Shadows	•	Shimmer Strips, Baked Collection®, Eyebrightener®
	•	Eye Liners	•	Eye Definer Felt-Tip Eye Marker, Eye Definer
	•	Brow Makeup	•	Brow Definer
	•	Mascara	•	Organic Wear®, Plump Potion®

    Face makeup.  The face makeup category is our largest category, accounting for approximately 69.2% of our net sales in 2009. We divide this category into face powders, bronzers, concealers, face color (blush) and foundation/tinted moisturizers. Our face powders and bronzers typically address minor imperfections and require a one-step application. Our concealers and neutralizers use color correction to address more significant imperfections, such as dark under-eye circles, blemishes, scars, birthmarks and post-cosmetic surgery discolorations. Our compact and liquid foundations and tinted moisturizers address uneven skin tone and provide skin protection.

    Face powders can be used over foundation or alone, to minimize shine, discolorations and imperfections, creating a smoother, more even skin tone. Based on ACNielsen data for the 52 weeks ended January 23, 2010, we are a leader in the face powders category with an approximate 41.2% share in the masstige market, as we define it, compared to 43.8% in the prior-year period. We also currently market one of the best selling face powders in the masstige market. Our face powder products include Powder Palette®, a multi-colored face powder based on color correction principles, Mineral Wear®, a pressed and loose talc-free mineral face powder developed for sensitive and breakout-prone skin, and Organic Wear®, the first 100% natural origin face powder made with certified organic ingredients.

    Bronzers enhance skin tone to provide a “sunkissed” look without the damaging effects of the sun. In 1997, we introduced bronzers, a product formerly offered primarily by department stores for the summer season, to the mass market channel, and have since expanded our product offering to include a full, year-round bronzer selection. Based on ACNielsen data for the 52 weeks ended January 23, 2010, we are a leader in the bronzers category with an approximate 85.7% market share in the masstige market, as we define it, compared to 77.0% in the prior-year period. Our bronzers include Magic Mosaic®, a multi-colored bronzer that lets you customize your shade from dark to light, Shimmer Strips, a multi-colored shimmering bronzer for a custom glamorous tan glow, and Bronze Booster, a glow boosting bronzer that provides an instant and lasting bronze glow.

    We introduced our concealing correction tools to the mass market channel in 1993, and have continued to introduce new concealing correction products. Our concealer products include Gentle Cover® Concealer, Concealer Twins® and Conceal Rx™. We currently have a broad range of yellow, green and flesh tone concealers aimed at covering and correcting skin imperfections, from dark under-eye circles to red blemishes, scars, birthmarks or post-cosmetic surgery discolorations. Based on ACNielsen data for the 52 weeks ended January 23, 2010, we had an approximate 12.8% share of concealers in the masstige market, as we define it, compared to 17.0% in the prior-year period.

    We offer powder blushes that contour the face and accentuate cheekbones with soft color. In 2001, we introduced Planet Blush® and have since expanded in this category with products such as Powder Palette® Blush, Mineral Wear® Blush and Magic Mosaic® Blush. Based on ACNielsen data for the 52 weeks ended January 23, 2010, we had an approximate 15.6% share of blush in the masstige market, as we define it, compared to 16.9% in the prior-year period.

    Foundations, with face powders or alone, provide all over coverage and minimize uneven skin tone. Two examples of our foundation and tinted moisturizer products are Mineral Wear®, a foundation designed to help reduce skin irritation and breakouts, and Organic Wear® 100% Natural Origin Tinted Moisturizer, which hydrates and evens out skin tone with sheer coverage. We intend to expand our foundation product offerings, because foundation is one of the largest cosmetics categories. Based on ACNielsen data for the 52 weeks ended January 23, 2010, we had an approximate 2.2% share of foundations in the masstige market, as we define it, compared to 2.0% in the prior-year period.

    Eye makeup.  The eye makeup category is our second largest category, accounting for approximately 18.3% of our net sales in 2009. The category consists of four categories: eye shadows, eyeliners, brow makeup and mascara. Our eye makeup includes Shimmer Strips Custom Eye Enhancing Shadow and Liner, nine shades coordinated to enhance each eye color, Baked Collection®, a wet/dry eye shadow trio, Eye Definer Felt-Tip Eye Marker, Organic Wear® 100% Natural Origin Mascara, Plump Potion® Lash Stimulating and Plumping Mascara, and Brow Definer. Based on ACNielsen data for the 52 weeks ended January 23, 2010, we had an approximate 3.7% share of the masstige market, as we define it, in the eye makeup category, compared to 4.6% in the prior-year period. We intend to offer more eye makeup products.

    Other. We introduced Plump Potion® Needle-Free Lip Plumping Cocktail in 2006 and Organic Wear® 100% Natural Origin Superfruit Lip Gloss in 2009. We plan to offer new lip products, applying the same level of innovation and functionality in the lip category as we do in our core categories. All other categories accounted for approximately 12.5% of our gross sales in 2009.

Market Share

    The following table sets forth the market position and approximate share, based on retail sales, of our products in selected categories within the masstige market, as we define it, based on ACNielsen data for the 52 weeks ended January 23, 2010:

	52 Weeks Ended January 23, 2010
	Masstige Ranking (2)	Masstige Share (3)
Face
Face Powders	1	41.2%
Bronzers (1)	1	85.7%
Concealers	5	12.8%
Blush	3	15.6%
Foundation	5	2.2%
Eye
Eye Shadows	5	10.9%
Eyeliners	6	2.5%
Brow Makeup	4	1.3%
Mascara	6	1.6%
________________________
(1)	Bronzers are a subcategory of face powders.

(2)
We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oréal, Max Factor, Neutrogena, Revlon, OPI, Borghese and Iman. According to ACNielsen data, these brands, other than Max Factor, were the only-mass distributed brands whose product had average retail prices 22% or more above the average price for similar products in food, drug and mass volume retailers other than Wal-Mart for the 52 weeks ended January 23, 2010 and whose average retail sales in the mass market channel were over $2 million during the same period. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 22% above the average price for similar products within food, drug and mass volume retailers other than Wal-Mart because we do not view them as our principal competitors. Please refer to "Market, Ranking and Other Data" on page 2 for a more detailed discussion.

(3)	ACNielsen data does not include Wal-Mart, our largest customer and accordingly, this market share data does not take into account sales to Wal-Mart. Because we are currently in a smaller percentage of Wal-Mart stores and because we have less shelf space at Wal-Mart stores than we do at our other customers, we believe our share of the masstige market at Wal-Mart is lower than the percentages reflected in this table and could affect our rankings.

Competition

    The cosmetics industry is highly competitive. We compete on the basis of brand awareness, product functionality, design, quality, pricing, marketing, order fulfillment and delivery. Our competitors include a number of multinational manufacturers, some of which are larger and have substantially greater resources than we do, and which may therefore have the ability to spend more aggressively on advertising and promotion and have more flexibility to respond to changing business and economic conditions. Our products also compete with similar products sold in prestige channels such as department stores, high-end specialty retailers, door-to-door, through television and infomercials or through mail-order or telemarketing by representatives of direct sales companies. Our principal competitors in the masstige market, as we define it, include L’Oréal S.A. (L’Oréal), Revlon, Inc. (Revlon and Almay) and Johnson & Johnson (Neutrogena).

Distribution Channels and Retailer Customers

    We currently sell our products in approximately 23,700 stores in over 70 different retailers in the food retail, drug chain, mass volume, specialty retail and wholesale channels. Our top ten U.S. customers represented approximately 87.3% of our gross sales in 2009. Sales to Wal-Mart, CVS and Target accounted for an aggregate of 61.4% of our gross sales in 2009, with sales to each of these customers accounting for greater than 10% of our gross sales in 2009. In April 2009, one of our largest retailer customers informed us of its decision to completely discontinue selling our products in 2010. This customer began to reduce its inventory levels of our products to prepare for the 2010 discontinuation during the second quarter of 2009, which had a material negative impact on our net sales and results of operations. This customer accounted for 4.8%, 15.8% and 15.7% of our gross sales in 2009, 2008 and 2007, respectively. We do not expect to have any sales to this customer in the future.

    We do not enter into long-term or exclusive contracts with our customers. Sales to our customers are generally made pursuant to purchase orders. We seek to enhance our customer relationships by regularly updating our product offering, delivering our products on time and providing consistent marketing support, category management services and customized trade allowance programs. Our customers expect quick response times on standard orders, and we generally do not have a material order backlog.  We did not have any backlog orders as of December 31, 2009.

    We entered the Australian market in 1994 and the Canadian market in 1998. Australia and Canada represented approximately 11.7% of our net sales in 2009. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

New Product Development

    Historically, we have introduced a significant number of products each year.  For 2010, however, we introduced only 46 new products. We launched fewer new products in 2010 than in year's past as a result of our business model redefinition initiative, which is designed, in part, to mitigate the risk of product returns. Product returns are driven, in part, by new products which do not meet retailer criteria after a year or more in market and are therefore sent back to us.

    Even though there are fewer new products in 2010, we believe the amount of innovation we are bringing to the market is similar to prior years, as we launched a similar number of new product platforms as prior years, the driver of customer and consumer perception of innovation, but with fewer products per platform than in year's past. The lower number of new products per innovation platform is the driver of the fewer new product count launched in 2010.

    We seek to be first-to-market in the mass market channel with many of our products. Our new product development team consists of marketing, research and development, packaging, engineering and global sourcing professionals. Our team employs a 12-month product development process that incorporates our core industry knowledge, awareness of global trends and technological advances and sensitivity to retail needs. Members of our new product development team attend the principal industry trade shows in the U.S., Europe and Asia. We spent $765,000, $775,000 and $671,000 on research and development in 2009, 2008 and 2007, respectively.

    We believe we are broadly recognized as a leading innovator in the masstige market. Our products have received awards and editorial recognition, including the Cosmetic Executive Women (CEW) Beauty Award - 2009 “Best Face Makeup” Finalist, Health and Beauty America (HBA) International Design “Green Award”, Good Housekeeping Seal of Approval 2009 and Good Housekeeping Green Seal, “2009 Best Bronzer/Blush” by Shape magazine, “2009 Best Blush” by Fitness magazine, “Best of Beauty - Best Natural Wonder Mascara” by Allure magazine in 2009, “Best Eco Mascara” by Self magazine in May 2009, “Best Mascara, Green Beauty Award” by Cosmopolitan magazine in April 2009, “Best Lash (and Earth-Friendly) Mascara” by O, The Oprah Magazine in April 2009, “America's Healthiest Beauty Award - Bronzer” by Health magazine in June 2008, “Best Highlighter” by SELF magazine in May 2008, and “Best Lip Plumper” by Star magazine in May 2008.

Marketing and Sales

    We position ourselves as a masstige cosmetics company and market our products to consumers in the U.S. mass market channel and other channels outside the U.S. Our consumer marketing includes print, out-of-home and digital advertising, as well as point-of-sale merchandising, including displays, promotions and samples, and non-traditional advertising, such as taxi tops.

    Our advertising strategy includes print in major beauty and women service publications in the U.S. and Canada, digital advertising in key websites, non-traditional advertising and free standing inserts in Sunday newspapers. We strive to feature fresh, modern, vibrant imagery in our marketing campaigns to provide a “real woman” quality to which our consumers can relate.

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

    We maintain two web sites, www.physiciansformula.com and www.organicwearmakeup.com and a Facebook page, all of which feature current product and promotional information to educate and inform consumers about our products. Our web sites and Facebook page are updated regularly to stay current with our new product offerings.

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

Raw Materials and Suppliers

    We purchase raw materials, components, such as plastic compact containers, plastic tubes or brushes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from foreign and U.S. suppliers. Eleven of our top 15 suppliers are located in Europe or Asia. These eleven foreign suppliers represented approximately 60.2% of our purchases of raw materials, semi-finished goods and components in 2009. We purchase a significant portion of our powders from suppliers in Italy and our components from suppliers in China. Our suppliers range from small family-owned businesses to large multinational corporations. We maintain relationships with a broad base of manufacturers in an effort to utilize those with the latest technologies and highest quality standards and to benefit from their knowledge of the newest manufacturing techniques. We have implemented a strategy that enables us to source components directly from Asian manufacturers, thereby eliminating a broker mark-up.

    We generally do not have long-term or exclusive agreements with our suppliers. We purchase raw materials, components and semi-finished goods from third-party suppliers on an as-needed basis. We maintain our supplier relationships on arms-length terms. We have not experienced any difficulty obtaining raw materials, components or semi-finished goods and we believe we currently have adequate sources for our anticipated future production needs. We believe we have good relationships with our suppliers and that there are alternative sources in the event that raw materials, components and semi-finished goods from one or more of these suppliers is unavailable. We continually review our needs against the capacity of our suppliers to ensure that we are able to meet our production goals, manage costs and operate efficiently.

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

    At our distribution center we:

●	store finished goods;
●	pick and pack for all domestic and most international customer orders;
●	conduct quality control for manufactured and assembled products;
●	process and store returns; and
●	assemble promotional displays.

    We have also negotiated the use of space at third-party warehousing companies to handle our international customer orders and fluctuations in our inventory levels, which are significantly greater during the first and fourth quarters of each year. During peak periods, we rely on third-party logistics providers to ship some of our products to our retailer customers.

Patents and Trademarks

    The major trademark used in our business is Physicians Formula, with many of our products sold under this brand. We have registered or applied to register many of our product trademarks in the United States. We have also registered the Physicians Formula trademark in over 40 foreign countries. We consider the protection of our trademarks and trade name to be an important element of our business. We have filed with the Trademark Trial and Appeal Board of the United States Patent and Trademark Office a petition for cancellation of the registered trademark Physicians Complex issued to Cosmed, Inc. for cosmetics products sold primarily on the Internet. As of December 31, 2009, we had approximately 104 registered U.S. and foreign trademarks that we intend to maintain, and we had approximately 23 trademark applications pending. Our registered trademark rights exist for as long as the trademark is used for the identified goods or services and we continue to renew the registered trademark.

    We also protect some of our packaging and component concepts through design patents. We consider proprietary technology and patent protection to be an important element of our business. As of December 31, 2009, we had approximately 59 design patents issued. Our design patents expire between 2015 and 2022.

    We are involved in various intellectual property claims and legal actions arising in the ordinary course of business. While the effect of the final resolutions of these matters is not known, we believe that they will not have a material adverse effect on our results of operations, liquidity or financial condition.

Management Information System

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

Seasonality

    Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April; however, we expect the sell-in period to continue through June in 2010. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors Affecting Comparability—Seasonality.”

Employees

    As of December 31, 2009, we employed approximately 149 full-time and 8 part-time employees. In addition, we subcontracted for approximately 390 workers through a temporary staffing agency. During the course of the year, we typically utilize between 100 and 400 subcontracted workers depending on seasonal fluctuations in demand for our products.

    As of December 31, 2009, none of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory.

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

    Under the Federal Food, Drug and Cosmetic Act, or the “FDCA,” cosmetics are defined as articles or components of articles that are applied to the human body and intended to cleanse, beautify or alter its appearance, with the exception of soap. Cosmetics are not subject to pre-market approval by the FDA, but the products and their ingredients must be tested to assure safety. If safety has not been adequately substantiated, a specific label warning is required. The labeling of cosmetic products is also subject to FDCA and FDA regulations, as well as the Fair Packaging and Labeling Act, the Poison Prevention Packaging Act, and FTC statutory and regulatory requirements.

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

    The shallow soils and groundwater below our City of Industry facilities were contaminated by the former operator of the property. The former operator performed onsite cleanup and we anticipate that we will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, we believe the cost, which we are not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to us in the past, and that we believe remain financially able to do so.

    The facilities are located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. We, along with many others, were named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). We entered into a settlement with another PVOU PRP, pursuant to which, in return for a payment we have already made and that was fully indemnified and paid by a second company, the other PRP indemnified us against most claims for PVOU contamination. A court has approved and entered a consent decree between the other PRP, us and the EPA that resolves our liability for cleanup of regional groundwater contamination without any payment by us to the EPA. Depending on the scope and duration of the cleanup, we may be required to make further payments to the other PRP for regional groundwater remediation costs. We estimate the amount of any such additional payments would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. We expect any such additional payments by us to be covered by indemnities given to us by the other companies. Those companies may contest their indemnity obligation for these payments. We believe the companies are financially able to pay the liability. Because we believe it is not probable that we will be held liable for any of these expenses, we have not recorded a liability for such potential claims.

    Our liability for these contamination matters is substantially covered by third-party indemnities and resolved by prior agreements and settlements, and borne by prior operators of the facilities, their successors and their insurers. We are attempting to recoup approximately $747,000 in defense costs from one of these indemnitors. These costs have been expensed as paid by us and are not recorded in our consolidated balance sheets.

Available Information

    We maintain a website on the Internet at www.physiciansformula.com. We make available free of charge through our website, by way of a hyperlink to a third-party Securities Exchange Commission (the "SEC") filing website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports electronically filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934. Such information is available as soon as such reports are filed with the SEC. In addition, our Code of Ethics may be accessed in the Investor Relations section of our website. Information found on our website is not part of this Annual Report on Form 10-K or any other report filed with the SEC.

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

    We depend on a small number of core retailer customers for a majority of our sales, including Wal-Mart, CVS, Target and Rite Aid. Sales to these four retailer customers accounted for an aggregate of 69.7% of our gross sales in 2009. None of our customers is under an obligation to continue purchasing products from us in the future. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. In the future, retailers in the mass market channel may undergo restructurings or reorganizations, realign their affiliations, close stores or otherwise suffer losses, any of which could decrease their orders for our products. The loss of one or more of our customers that, individually or in the aggregate, accounts for a significant portion of our sales, any significant decrease in sales to those customers, any significant decrease in our retail selling space in any of those customers’ stores, an interruption or decline of our customers’ business or a successful demand by those customers that we decrease our prices would reduce our sales and harm our business. In the first quarter of 2009, one of our largest retailer customers informed us that as a result of a change in strategy, the customer intends to reduce the space allocated to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed us of its decision to discontinue selling Physicians Formula products. This change had a material negative impact on our net sales beginning in the second quarter of 2009 as the customer reduced its inventory levels of our products. We did not have any sales to this customer subsequent to the second quarter of 2009 and we do not expect to have any sales to this customer in the future. This change eliminated our distribution in approximately 5,800 stores. This customer accounted for 4.8%, 15.8% and 15.7% of our gross sales for the years ended December 31, 2009, 2008 and 2007, respectively.

Fluctuations in buying decisions of our retailer customers, the trend toward retail consolidation and changing policies and requests of our customers could harm our business.

    We currently sell our products primarily in the mass market channel. Consequently, our sales are affected by fluctuations in the buying patterns of our retailer customers and consumers who shop in the mass market channel. These fluctuations may result from economic conditions or other factors. In addition, with the growing trend towards retail consolidation, we are increasingly dependent upon a few leading retailers, such as Wal-Mart, CVS, Target and Rite Aid, whose bargaining strength continues to grow due to their size. These customers have requested, and may continue to request, increased service and order accommodations. Our customers have also requested assistance with installation of new retail permanent fixtures and resets of our wall displays, which typically requires us to hire a third-party vendor to provide these services. Our customers could also request incremental trade allowance investments such as cash discounts, markdown allowances, in-store retailer advertising, coupon expense and other miscellaneous retailer allowances, and could require us to invest in radio frequency identification, an automatic data capture technology that uses “smart tags” attached to inventory for purposes of inventory control, or source tagging, a security tag attached to inventory. Our customers could also request price decreases that would negatively impact our margins, or reduce the number of SKUs in their stores. As a result, we may face substantially increased expenses to meet these requests, which would reduce our margins. We also may be negatively affected by changes in the policies and requests of our retail customers relating to service levels, inventory de-stocking or limitations on access to wall display space.

Our business and results of operations have been adversely impacted by the severe downturn in the U.S. economy and will continue to be impacted by general economic conditions.

    Our operations and financial performance are directly impacted by changes in the U.S. economy.  The recent significant downturn in the U.S. economy has significantly lowered consumer discretionary spending, which has in turn lowered the demand for our products.  Reduced consumer discretionary spending may cause us to lower prices, increase our trade spending or suffer significant product returns from our retailer customers, any of which would have a negative impact in our gross margins.  Additionally, a continued weakened consumer environment may create additional declines in our market capitalization relative to our net book value resulting in a potential impairment of intangible assets, including trade names.

    Current economic conditions could also have a negative impact on the financial stability of our retailer customers.  A small number of our customers account for a large percentage of our net sales and accounts receivable.  If any of our significant retailer customers were unable to finance purchases of our products or defaults on amounts owed to us, it would have an adverse impact on our results of operations and financial condition, including our liquidity.  Although we have seen recent signs of improvement in our business, it is uncertain if economic conditions or consumer confidence will stabilize or will deteriorate further, or when economic conditions or consumer confidence will improve.  If there is a prolonged recession, reduced consumer spending could have a material and adverse effect on our business, results of operations or financial condition, including recognizing an additional impairment charge of the Physicians Formula trade name.

If we are unable to comply with the financial covenants in our new senior credit agreement and senior subordinated note, our business, results of operations and liquidity could be materially and adversely affected.

    We are operating in a challenging economic environment and our ability to comply with the financial maintenance covenants in the new senior credit agreement and senior subordinated note may be affected by future economic or business conditions beyond our control. Although we were in compliance with these financial covenants as of and for the 12 months ended December 31, 2009, based on our internal projections, we believe that we will continue to be in compliance with the minimum book net worth covenant. However, our Adjusted EBITDA covenant involves more uncertainty and continued worsening in the economic environment could impact our ability to meet this covenant. A failure to maintain the financial covenants in our new senior credit agreement and senior subordinated note, if we are not able to obtain an amendment or waiver in the future, would be an event of default under our new senior credit agreement and senior subordinated note.  If there is an event of default under our new senior credit agreement and senior subordinated note, we would be precluded from borrowing under our revolving credit facility and the indebtedness under our new senior credit agreement and senior subordinated note could be declared immediately due and payable, which would have a material adverse effect on our business, financial condition and liquidity. There is no assurance that we would receive waivers should we not meet our financial covenants. Even if we are able to obtain a waiver, in connection with negotiating a waiver we may be required to agree to other changes in the new senior credit agreement and senior subordinated note, including increased interest rates, tighter covenants or lower availability thresholds, or pay a fee for such waiver. If we are not able to comply with the financial covenants in the new senior credit agreement and senior subordinated note and we are unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity and, if we can obtain financing, that we will be able to do so on terms acceptable to us. See Item 7 under the caption "Credit Facilities" and Note 6 to the Consolidated Financial Statements.

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

Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales will decline. In addition, our growth depends upon our ability to develop new products through new product lines, product line extensions and product improvements, which involve numerous risks. New product launches are essential to our continued growth. New products have contributed, on average, approximately 40.8% of our net sales for the last three years and approximately 32.1% of our net sales in 2009. As we grow, our reliance on new products may increase. We may not be able to accurately identify consumer preferences, translate our knowledge into consumer-accepted products or successfully integrate new products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development or marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our operating results. Unsuccessful product launches could also result in increased inventory write-downs. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We may not be able to successfully develop new products in the future, and our newly developed products may not contribute favorably to our operating results.

We are a small company that relies on a few key employees to ensure that our business operates efficiently. If we were to lose the services of any of these key employees, we would experience difficulty in replacing them, which would affect our business operations and harm our business and results of operations.

    Our success depends to a significant degree upon the business expertise and continued contributions of our senior management team of only three individuals, any one of whom would be difficult to replace. As a result, our future results will depend significantly upon the efforts and retention of key employees, such as Ingrid Jackel, our Chief Executive Officer who is also responsible for marketing, research and development, operations and human resources, Jeffrey P. Rogers, our President who is also currently and has historically been responsible for sales, and Jeff M. Berry, our Chief Financial Officer who is also responsible for accounting and finance, information technology and legal functions. We rely on this group of three individuals, who have an average of 15 years of cosmetics industry experience, for managing our company, developing our business strategy and maintaining our strategic relationships with our key retailer customers. Because we are a small company, we believe that the loss of key personnel would be more disruptive to us than it would be to a large, multinational manufacturer. Any of these employees could, with little or no prior notice, voluntarily terminate their employment with us at any time. We only maintain a life insurance policy on Ingrid Jackel. The loss of service of any of these key employees would harm our business and results of operations.

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

    In order to expand our business, we plan to further develop products in cosmetics subcategories such as foundation, mascara and lip products. We currently offer products in only approximately half of the cosmetics categories, and expansion into new cosmetics categories is a critical component of our growth strategy. We may not be successful in our expansion efforts in these areas. Each of these product initiatives involves significant risks, as well as the possibility of unexpected consequences, including:

●	sales of the new products to our retailer customers may not be as high as we anticipate;
●	the rate of purchases by consumers may not be as high as we or our retailer customers anticipate;
●	returns of new products by retailer customers may exceed our expectations;
●	our marketing strategies and merchandising efforts may be ineffective and fail to reach the targeted consumer base or engender the desired consumption;
●	we may incur unexpected costs as a result of the continued development and launch of new products;
●	our pricing strategies may not be accepted by our retailer customers and/or their consumers;
●	we may experience a decrease in sales of our existing products as a result of introducing new products;
●	there may be delays or other difficulties impacting our ability, or the ability of our third-party manufacturers and suppliers, to timely manufacture, distribute and ship products in connection with launching new products; and
●	attempting to accomplish all of the elements of expansion in multiple product categories simultaneously may prove to be an operational and financial burden on us and we may be unable to successfully accomplish all of the elements of the expansion simultaneously, if at all.

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

    Our ability to succeed depends on our ability to grow our business while maintaining profitability. Introducing new products and expanding our distribution have contributed significantly to our recent results, but we must continue to develop new and innovative products and expand our distribution in order to maintain our growth and profitability. We are heavily dependent on new products, which have contributed, on average, approximately 40.8% of our net sales in the last three years and approximately 32.1% of our net sales in 2009. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including, without limitation:

●	the level of competition in the cosmetics industry;
●	our ability to continuously offer new products;
●	our ability to maintain efficient, timely and cost-effective production and delivery of our products;
●	our ability to obtain sufficient production capacity for our products;
●	the efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness;
●	our ability to identify and respond successfully to emerging trends in the beauty industry;
●	the level of consumer acceptance of our products; and
●	general economic conditions and consumer confidence.

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

    Our growth has placed, and will continue to place, a strain on our management team, information systems, labor, assembly and distribution capacity and other resources. We are currently running two shifts at our Covina facility. We expect to use some outsourced manufacturing in the fourth quarter of 2010 and first quarter of 2011 to meet anticipated demand. Outsourcing manufacturing could impact our ability to maintain our quality standards, which could harm our reputation. We could also be forced to extend the second shift or add a third shift in the fourth quarter of 2010 and first quarter of 2011, which would be more expensive and would negatively affect our operating margins. We may experience additional constraints on capacity in the future. If we are unable to effectively address our capacity constraints or manage our future growth, our failure to do so would harm our business, results of operations and financial condition.

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

    We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could expose us to the following risks, among others:

●	we may be required to defend against infringement claims which are expensive and time consuming;
●	we may be required to cease making, licensing or using products that incorporate the challenged intellectual property;
●	we may be required to re-design, re-engineer or re-brand our products or packaging; or
●	we may be required to enter into royalty or licensing agreements in order to obtain the right to use a third party's intellectual property.

    Any of these outcomes would negatively impact our business, results of operations and financial condition.

We will require a significant amount of cash, and any failure to generate and raise sufficient cash would impair our ability to support our future growth or operating requirements, which would harm our business.

    Our ability to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. We estimate that our net working capital requirements will decrease in 2010 from $24.3 million in 2009 due primarily to a weakened consumer environment and tight inventory control by retailers. We have budgeted capital expenditures of $5.1 million for 2010, compared to $5.7 million in 2009, which consists of $1.5 million of property, plant and equipment expenditures and $3.6 million of retail permanent fixture expenditures.

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

    The automation of our remaining manual assembly lines and any other efficiency improvements we may undertake could involve substantial investments and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. We expect to experience some capacity constraints at our product assembly and distribution facilities in the fourth quarter of 2010 and first quarter of 2011, and our failure to successfully implement efficiency improvements and capacity expansion could result in additional capacity constraints in the future. Failure to implement this efficiency improvement would result in increased costs which would reduce our margins and harm our business.

We purchase components and semi-finished goods from a limited number of third-party suppliers, which reduces our control over the manufacturing process and may cause variations in quality or delays in our ability to fill orders.

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

    We pay the 100 to 400 workers provided to us by a third-party staffing service the California minimum wage, which increased to $8.00 per hour on January 1, 2008. Further increases in the minimum wage may lead to an increase in wages to our hourly employees who are currently paid above minimum wage.

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

    Our facilities in City of Industry and Covina, California are registered with the FDA as drug manufacturing establishments, thereby permitting the manufacture of cosmetics that contain over-the-counter, or “OTC”, drug ingredients such as sunscreen.   Our manufacturing facilities therefore are subject to routine and/or unannounced inspection by the FDA. All processes, methods and equipment must be compliant with current Good Manufacturing Practices, or “cGMPs,” which also requires extensive audits of vendors, contract laboratories and suppliers. The cGMPs govern quality control of the manufacturing process, documentation policies and procedures. In complying with cGMPs, we are obligated to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from consumers purchasing our products and we could be subject to possible regulatory action. If an inspection by the FDA or state or other foreign regulatory authority indicates that there are deficiencies, we would be required to take remedial actions or our facility may be closed, and we may be subject to additional enforcement activity.

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

    Our City of Industry facility was contaminated, and subsequently remediated, by the former operator of the property. In addition, the facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” of the San Gabriel Valley Superfund Site. We, along with many others, were named a potentially responsible party for the regional contamination by the United States Environmental Protection Agency. To date, our liability for this matter has been substantially covered by indemnities and resolved by prior settlements, and borne by prior operators of the facility and the business, one of their successors and one of their insurers. We are, however, attempting to recoup approximately $747,000 in defense costs from one of our indemnitors. These costs have been expensed as paid by us and are not recorded in our consolidated balance sheets. We may be subject to additional claims resulting from the historical site contamination and regional contamination. We have not established a reserve for additional claims, as we believe that it is not probable that we will be held liable for any of these claims. Failure by one or more of the responsible parties and/or our indemnitors to honor their obligations could cause us to incur liability which could be material.

We rely heavily on a staffing service to provide us with workers and could face significant employment claims that could harm our reputation, business, results of operations or financial condition.

    We have contracted with a staffing service to supply us with workers. The number of workers supplied by the staffing service varies between a minimum of approximately 100 and 400, based on seasonal demands for our products. Actions taken by these workers or the agency that provides them to us could subject us to significant liability. An inherent risk of using workers supplied by a third party is that we may face possible claims of employment of undocumented workers, claims of violations of the National Labor Relations Act, discrimination or harassment, claims under health and safety regulations and other related claims. We may also be subject to claims that these workers should be deemed our employees for ERISA, federal taxation or other purposes. Any of these claims could require us to pay substantial fines and monetary damages. In addition, we could face negative publicity that would harm our brand. Any of these negative consequences would harm our reputation, business, results of operations or financial condition.

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

    For the year ended December 31, 2009, approximately 11.7% of our net sales were attributable to our business in Canada and Australia. In addition, eleven of our top 15 suppliers, which include U.S. brokers that purchase raw materials, semi-finished goods and components on our behalf, are located in Europe or Asia. These eleven foreign suppliers represented approximately 60.2% of our purchases of raw materials, semi-finished goods and components in 2009. In particular, we purchase significant portions of our powders from suppliers in Italy and our components from suppliers in China. We may encounter risks of doing business outside of the United States including:

●	unexpected changes in, or impositions of, laws or regulatory requirements;
●	fluctuations in foreign exchange rates, which could cause fluctuations in the price of our products in foreign markets or in the cost of certain raw materials purchased by us;
●	delays resulting from difficulty in obtaining export licenses, tariffs and other barriers and restrictions, potentially longer payment cycles, greater difficulty in accounts receivable collection and potentially adverse tax treatment;
●	potential trade restrictions and exchange controls;
●	differences in protection of our intellectual property rights; and
●	the burden of complying with a variety of foreign laws and regulations.

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

Risks Related to Our Common Stock

The price of our common stock may continue to be highly volatile and subject to wide fluctuations or decrease over time.

    Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The market price for shares of our common stock has declined substantially in recent months and could decline further if our future operating results fail to meet or exceed the expectations of market analysts and investors or current economic or market conditions persist or worsen. Factors that could cause fluctuations in our future stock price may include, among other things:

●	introductions of new products or new pricing policies by us or by our competitors;
●	the gain or loss of significant customers or product orders;
●	actual or anticipated variations in our quarterly results;
●	the announcement of acquisitions or strategic alliances by us or by our competitors;
●	recruitment or departure of key personnel;
●	failure to comply with covenants in our debt agreements;
●	the level and quality of securities research analyst coverage for our common stock;
●	changes in the estimates of our operating performance or changes in recommendations by us or any research analysts that follow our common stock or any failure to meet the estimates made by research analysts; and
●	market conditions in our industry and the economy as a whole.

    In addition, public announcements by our competitors concerning, among other things, their performance, strategy, accounting practices, or legal problems could cause the market price of our common stock to decline regardless of our actual operating performance.

Our stock is thinly traded.

   Shares of our common stock are thinly-traded, meaning that the number of persons interested in purchasing our common shares at or near ask prices at any given time may be relatively small or non-existent.

    Low volume of trading activity of our stock may make it difficult for investors to resell their common stock when they want at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors and the volume of shares traded can be influenced by:

●	limited research analysis performed on our corporation;
●	operating results and stock price performance of other companies that investors deem comparable to us;
●	news reports relating to trends, concerns and other issues in the cosmetics industry;
●	perceptions in the marketplace regarding us and/or our competitors; and
●	changes in government regulations.

    As a result of the thin trading market or "float" for our stock, the market price for our  common stock may fluctuate significantly more than the stock market as a whole. Without a large float, our common stock is less liquid than the stock of companies with broader public ownership and, as a result, the trading prices of our common stock may be more volatile. In the absence of an active public trading market, an investor may be unable to liquidate his investment in our common stock. Trading of a relatively small volume of our common stock may have a greater impact on the trading price for our stock than would be the case if our public float were larger. We cannot predict the prices at which our common stock will trade in the future.

We do not intend to pay dividends on our common stock for the foreseeable future.

    Since becoming a public company in 2006, we have not paid dividends and we do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used for the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of Physicians Formula, Inc. to pay dividends to us. Under the terms of our new senior credit agreement and senior subordinated note, our principal subsidiary, Physicians Formula, Inc., is generally prohibited from paying dividends to us, except in an amount up to $100,000 and $110,000, respectively, to allow us to pay ordinary course expenses. As a result, your only opportunity to achieve a return on your investment in us will be if the price of our common stock increases and if you are able to sell your shares at a profit. You may not be able to sell shares of our common stock at a price that exceeds the price that you paid.

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

    Our amended and restated certificate of incorporation and by-laws contain the following provisions that could have an anti-takeover effect:

●	stockholders have limited ability to call stockholder meetings and to bring business before a meeting of stockholders;
●	stockholders may not act by written consent;
●	directors may only be removed from office for cause and by the affirmative vote of the holders of at least 66 2/3% of the total votes eligible to be cast in the election of directors; and
●	our board of directors may authorize the issuance of preferred stock with such rights, powers and privileges as the board deems appropriate.

    These provisions may make it difficult for stockholders to replace management and could have the effect of discouraging a future takeover attempt, which is not approved by our board of directors, but which individual stockholders might consider favorable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.  PROPERTIES

    The following table sets forth our principal facilities as of December 31, 2009.  The first three of these facilities are leased under three year lease contracts that expire in December 2010 and the fourth of these facilities is leased under a three and a half year lease expiring in December 2010.

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

ITEM 3.  LEGAL PROCEEDINGS

    As discussed in Item 1 under "Environmental" (the contents of which are incorporated by reference in this Item 3), we are a party to various proceedings concerning environmental regulations. In addition, we have been named in various lawsuits in the ordinary course of business. In management's opinion, the ultimate resolution of these matters will not result in a material impact to our consolidated financial statements.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    Our common stock is traded on The Nasdaq Global Select Market under the symbol "FACE." The following table sets forth the high and low sale prices for our common stock for the periods indicated as regularly reported by The Nasdaq Global Select Market:

	High	Low
Year ended December 31, 2009
Fourth quarter	$2.79	$1.78
Third quarter	2.80	1.86
Second quarter	3.54	1.24
First quarter	3.94	1.00
Year ended December 31, 2008
Fourth quarter	5.99	2.58
Third quarter	10.09	5.47
Second quarter	11.56	8.73
First quarter	11.92	7.88

    As of March 3, 2010, there were 32 holders of record of our outstanding common stock.

Dividends

    Since becoming a public company in 2006, we have not paid dividends and we do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used for the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of our subsidiaries to pay dividends to us. Under the terms of the new senior credit agreement and senior subordinated note, our principal subsidiary, Physicians Formula, Inc., is generally prohibited from paying dividends to us, except in an amount up to $100,000 and $110,000, respectively, to allow us to pay ordinary course expenses.

Performance Graph

    The following graph compares our cumulative total stockholder return since the date our common stock began trading on The Nasdaq Global Select Market (November 9, 2006) with the Nasdaq Global Select Index and the Dow Jones U.S. Personal Products Index. The graph assumes that the value of the investment in our common stock and each index was $100 on November 9, 2006, and the reinvestment of all dividends.

Comparison of 12-Month Cumulative Total Return
Among Physicians Formula Holdings, Inc., the
Nasdaq Global Select Index and the Dow Jones
U.S. Personal Products Index

	Cumulative Total Return
	Physicians Formula Holdings, Inc.	Nasdaq Global Select Index	Dow Jones U.S. Personal Products Index
November 9, 2006	$100.00	$100.00	$100.00
December 29, 2006	94.78	101.37	101.65
December 31, 2007	60.24	112.37	114.48
December 31, 2008	14.15	67.92	90.02
December 31, 2009	13.95	97.76	137.16

    The information in the graph and table above is not "soliciting material," is not deemed "filed" with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this annual report, except to the extent that we specifically incorporate such information by reference.

Unregistered Sales of Equity Securities

    On November 6, 2009, Physicians Formula, Inc. (“Physicians”), as borrower, Physicians Formula Holdings, Inc. (“we”, “us” and “our”), as guarantor, and the subsidiaries of Physicians, as guarantors, entered into a Senior Subordinated Note Purchase and Security Agreement  (the “Note Purchase Agreement”) with Mill Road Capital, L.P. (“Mill Road”).  The Note Purchase Agreement is described in further detail in this Annual Report on Form 10-K in Item 7 under the caption “Credit Facilities” and in Note 6 to the Consolidated Financial Statements.

    Pursuant to the Note Purchase Agreement, we agreed to hold a special meeting of stockholders to vote on, among other things, a proposal to approve the issuance to Mill Road of warrants to purchase our common stock.  The initial terms of the warrants are more fully described in the Notes to Condensed Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 under the caption “New Senior Subordinated Note,” which discussion is incorporated herein by reference.

    On February 3, 2010, Physicians, us, the subsidiaries of Physicians and Mill Road entered into a First Amendment to the Senior Subordinated Note Purchase and Security Agreement (the “First Amendment”), which amended the Note Purchase Agreement, to fix the number of shares issuable upon exercise of warrants (the “warrant shares”) to be issued to Mill Road upon stockholder approval of the warrant issuance to be 650,000 warrant shares.

    If stockholder approval is obtained and the warrants are issued to Mill Road, as consideration for the warrants Mill Road has agreed to reduce the interest rate of the Senior Subordinated Note from 19% per annum to 14% per annum and to extend the maturity of the Senior Subordinated Note from May 6, 2013 to November 6, 2014, all as described in further detail in this Annual Report on Form 10-K in Note 6 to the Consolidated Financial Statements.  The warrants would have an exercise price equal to $0.25 and would mature on the seventh anniversary of the date they were issued.

    The issuance of the warrants would be exempt from registration under the Securities Act in reliance on Section 4(2) thereof or Regulation D promulgated thereunder relating to sales not involving a public offering.  No underwriters were involved in the offering and any certificates representing the securities will contain legends restricting the transfer of the securities without registration under the Securities Act or an applicable exemption from registration.

Purchases of Equity Securities by the Issuer

    We did not repurchase any of our common stock during the fourth quarter of 2009.

ITEM 6.  SELECTED FINANCIAL DATA

    You should read the selected historical financial data presented below in conjunction with our consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

    The selected historical financial data presented below under the heading “Statement of Operations Data” for the years ended December 31, 2009, 2008 and 2007 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2009 and 2008 have been derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below under the heading “Statement of Operations Data” for the years ended December 31, 2006 and 2005 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2007, 2006 and 2005 have been derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except share data)
Statement of Operations Data:
Net sales	$77,796	$114,032	$111,521	$95,405	$78,706
Cost of sales	43,342	55,593	50,283	41,943	32,082
Gross profit	34,454	58,439	61,238	53,462	46,624
Goodwill and intangible asset impairment	1,100	32,661	-	-	-
Selling, general and administrative expenses	37,994	48,936	45,200	45,191	31,252
(Loss) income from operations	(4,640)	(23,158)	16,038	8,271	15,372
Interest expense, net	1,907	925	1,511	7,633	2,708
Other expense (income), net	(27)	380	(53)	(39)	(88)
(Loss) income before (benefit) provision for income taxes	(6,520)	(24,463)	14,580	677	12,752
(Benefit) provision for income taxes	(2,617)	(4,694)	5,831	71	4,929
Net (loss) income	(3,903)	(19,769)	8,749	606	7,823
Allocation of income to preferred stockholders	-	-	-	-	3,145
Net (loss) income available for common stockholders	$(3,903)	$(19,769)	$8,749	$606	$4,678

Net (loss) income per common share:
Basic	$(0.29)	$(1.41)	$0.63	$0.06	$0.47
Diluted	$(0.29)	$(1.41)	$0.60	$0.05	$0.40
Weighted-average common shares outstanding:
Basic	13,583,685	13,973,360	13,975,550	10,900,919	10,051,750
Diluted	13,583,685	13,973,360	14,565,056	11,387,033	11,554,538

Cash dividend declared per common share	$-	$-	$-	$-	$0.23

Balance Sheet Data:
Cash and cash equivalents	$3,797	$620	$-	$26	$20
Working capital	24,288	20,201	27,347	19,599	6,921
Total assets	106,680	114,096	151,467	134,314	122,796
Revolving credit facility	9,926	7,935	10,168	7,522	8,769
Long-term debt, including current portion	8,000	10,500	13,500	15,000	62,213
Total stockholders' equity	48,770	51,561	72,450	61,572	4,786

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

    We sell our products to mass market retailers such as Wal-Mart, CVS, Target and Rite Aid. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 23,700 of the 45,000 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 40.8% of our gross sales from 2007 to 2009.

Factors Affecting Our Operating Results

    Our net sales are impacted by advertising, discounts and promotions, merchandising, packaging, the availability of wall display space at our retailer customers, inventory management at retailers and the timing of new product launches and line extensions, all of which have a significant impact on consumers’ buying decisions. Continued growth of our net sales and profitability will depend substantially on the continued popularity of our new and existing products, our ability to effectively manage our sales and distribution networks and our ability to maintain sufficient product supply to meet expected growth in demand. From the year ended December 31, 2004 through the year ended December 31, 2007, we experienced rapid revenue growth and increased demand for our premium-priced products. During this period, we significantly increased our production capacity, warehouse space and inventory levels in an effort to meet demand. This pattern changed in 2008. As a result of deteriorating economic conditions, we experienced lessened demand for our products and tightening of inventory levels with our retail customers. Our net sales moderated in the second half of 2008 and declined during the year ended December 31, 2009. Net sales declined 31.8% during the year ended December 31, 2009 compared to the year ended December 31, 2008, which was attributable in large part to the loss of a major customer, deteriorating global economic conditions and tightening of inventory levels with our retail customers.

    We incurred a net loss of $3.9 million in the year ended December 31, 2009, which was impacted, in part, by our implementation of a SKU rationalization initiative designed to discontinue slower-selling products. This initiative, which was concluded in late December after 2010 plan-o-grams were finalized with our retail partners, resulted in the discontinuation of approximately 28.9% of our products as of December 31, 2009; however, this did not result in a corresponding reduction in retail distribution at year-end. The discontinued products have mainly been replaced on the shelf with 2010 new products. We continue to reevaluate our operating plans for the next twelve months and have implemented cost controls to address the potential for continued decreases in sales. We have implemented a company-wide salary reduction plan, eliminated cash bonuses in 2009, reduced capital expenditures and are re-evaluating various non-strategic marketing and administrative costs. We have reduced our workforce by 15.3%, or 24 positions, during the year ended December 31, 2009, in an effort to reduce costs.

    Late in the first quarter of 2009, one of our largest retail customers informed us that, as a result of a change in strategy, the customer intended to reduce its space allotted to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed management of its decision to completely discontinue selling our products in 2010 rather than implementing only a reduction in the number of our products sold in the stores. This customer began to reduce its inventory levels of our products to prepare for the 2010 discontinuation during the second quarter of 2009, which had a material negative impact on our net sales. We did not have any sales to this customer subsequent to the second quarter of 2009 and we do not expect to have any sales to this customer in the future. This change eliminated our distribution in approximately 5,800 stores. This customer accounted for 4.8%, 15.8% and 15.7% of our gross sales for the years ended December 31, 2009, 2008 and 2007, respectively.

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

    Our goodwill and indefinite-lived intangible assets are tested for impairment during the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. Due to the significant downturn in the economy and the deterioration of the market price of our common stock during the fourth quarter of 2008, we tested goodwill and indefinite-lived intangible assets for impairment as of December 31, 2008. Based on this analysis, we recorded a non-cash impairment charge of $16.8 million representing the entire amount of our previously recorded goodwill and a $15.9 million non-cash impairment charge to write down the carrying value of the trade names to their fair value. During the six months ended June 30, 2009, the downturn in the economy continued which significantly lowered consumer discretionary spending. Additionally, the market capitalization of the Company continued to decline. As a result of our annual impairment testing of the trade names as of June 30, 2009, trade names with a carrying amount of $13.6 million were written down to their fair value of $12.5 million, resulting in an impairment charge of $1.1 million for the year ended December 31, 2009. We did not identify any triggering events that would require completion of an impairment analysis as of December 31, 2009.

Factors Affecting Comparability

   Seasonality

    Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. Our net sales for the three months ended December 31, 2009 were higher than our net sales for the three months ended September 30, 2009, as a result of this seasonality. Our quarterly results of operations may fluctuate as a result of a variety of reasons, including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

	Three Months Ended
	March 31	June 30	September 30	December 31
2009
Net sales	$20,174	$21,051	$14,230	$22,341
(Loss) income from operations	(3,031)	1,857	(157)	(3,309)
Net (loss) income	(1,714)	591	(302)	(2,478)
2008
Net sales	$42,661	$22,876	$20,254	$28,241
Income (loss) from operations	8,839	(3,069)	1,945	(30,873)
Net income (loss)	5,019	(1,983)	1,686	(24,491)
2007
Net sales	$35,723	$22,102	$19,807	$33,889
Income (loss) from operations	7,511	(276)	820	7,983
Net income (loss)	4,302	(523)	102	4,868

    Effects of the Secondary Public Offering and Related Transactions

    On April 25, 2007, we completed a secondary public offering in which certain stockholders sold 5,049,650 shares of our common stock, which included 658,650 shares of common stock sold pursuant to the underwriters' over-allotment option. We did not receive any proceeds from the sale of the shares but incurred approximately $725,000 of expenses related to the offering, including a $250,000 cash bonus to our then existing Chief Financial Officer upon completion of the secondary public offering.

Results of Operations

    The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2009		2008		2007
Net sales	100.0%		100.0%		100.0%
Cost of sales	55.7		48.8		45.1
Gross profit	44.3		51.2		54.9
Goodwill and intangible asset impairment	1.4		28.6		-
Selling, general and administrative expenses	48.8		42.9		40.5
(Loss) income from operations	(5.9)		(20.3)		14.4
Interest expense, net	2.5		0.8		1.4
Other (income) expense, net	-		0.3		-
(Loss) income before (benefit) provision for income taxes	(8.4)		(21.4)		13.0
(Benefit) provision for income taxes	(3.4)		(4.1)		5.2
Net (loss) income	(5.0	) %	(17.3	) %	7.8%

    Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

   Net Sales.  Net sales decreased $36.2 million, or 31.8%, to $77.8 million for the year ended December 31, 2009 from $114.0 million for the year ended December 31, 2008. The decrease was primarily attributable to a decrease in sales of our makeup products offset by a decrease in our provision for returns and a decrease in trade spending. The decrease in sales of our makeup products was primarily due to the loss of a major customer, which accounted for $20.7 million of the decrease, lower Canadian sales of approximately $6.0 million during the year ended December 31, 2009 compared to December 31, 2008, reduction of sales of higher-priced promotional kits that were only featured in 2008 and tight inventory control by retailers leading to destocking, which reduced the pipeline orders for new products during the year ended December 31, 2009 when compared to the year ended December 31, 2008.

    Our provision for returns decreased $5.6 million, or 19.4%, to $23.2 million for the year ended December 31, 2009 from $28.8 million for the year ended December 31, 2008 due to a decline in expected returns from our retailers.  Our provision for returns decreased for the year ended December 31, 2009 because we expect lower returns as a result of the loss of a major customer, from which we no longer expect to receive returns and no longer have any ongoing sales to such customer.  As a result of excluding this customer from our returns provision during 2009, our 2009 returns provision decreased by approximately $790,000.  In addition, at the end of 2008, we discontinued the higher-priced promotional kits that were sold in 2008, that had a significantly higher return rate than our other products.  As a result of excluding the higher priced promotional kits from our returns provision during 2009, our 2009 returns provision decreased by approximately $1.2 million. The remaining decrease in our returns provision was due to the overall decrease in sales. Provision for returns as a percentage of net sales was 29.8% for the year ended December 31, 2009 compared to 25.3% for the year ended December 31, 2008.  The increase in the provision for returns as a percentage of net sales was due primarily to net sales decreasing at a greater rate than returns.

    Trade spending with retailers decreased by $3.0 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, which includes a decrease in our provision for cooperative advertising of $4.2 million and a decrease in our provision for cash discounts and miscellaneous allowance of $703,000, partially offset by an increase in our provision for coupons of $1.3 million and an increase in our provision for markdowns of $646,000. During the year ended December 31, 2009, our results included net sales of $9.1 million from our international customers, compared to $15.4 million for the year ended December 31, 2008. The decrease in sales to international customers was primarily due to our Canadian business, which has experienced softness due to the poor economy. Other factors contributing to the decrease in Canadian sales were lower prepack sales and timing of promotional programs.

   Cost of Sales.  Cost of sales decreased $12.3 million, or 22.0%, to $43.3 million for the year ended December 31, 2009 from $55.6 million for the year ended December 31, 2008. The decrease in cost of sales resulted primarily from a decrease in product costs of $19.4 million due to a decrease in sales of our makeup products, offset in part by an increase in the provision for obsolete and slow moving inventory of $4.9 million and an increase in actual and estimated inventory recoveries from retailers (inventory returns by customers deemed to be resalable) of $2.2 million. The increase in our provision for obsolete and slow moving inventory for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to a higher number of product discontinuances in the fourth quarter of 2009 in connection with our retailers' annual store resets, the overall decline in sales and the introduction of a significant amount of new products in 2009. In addition, the implementation of a SKU rationalization initiative designed to discontinue slower-selling products contributed to the increase in our provision for obsolete and slow moving inventory. This initiative, which was concluded in late December after 2010 plan-o-grams were finalized with our retail partners, resulted in the discontinuation of approximately 28.9% of our products as of December 31, 2009. Cost of sales as a percentage of net sales was 55.7% for the year ended December 31, 2009 compared to 48.8% for the year ended December 31, 2008. The increase in cost of sales as a percentage of net sales includes an increase in product costs of 5.3%. The increase in product costs was primarily due to higher in-bound freight costs charged by our outside carriers to meet customer demands.

    Goodwill and Intangible Asset Impairment.  We evaluate our indefinite-lived intangible assets for impairment in the second quarter of each fiscal year and all of our intangible assets whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. Due to the significant downturn in the economy and the deterioration of the market price of our common stock during the fourth quarter of 2008, we tested goodwill and indefinite-lived intangible assets for impairment as of December 31, 2008. Based on this analysis, we recorded a non-cash impairment charge of $16.8 million, representing the entire amount of our previously recorded goodwill and a $15.9 million non-cash impairment charge to write down the carrying value of the trade names to their fair value. During the six months ended June 30, 2009, the downturn in the economy continued which significantly lowered consumer discretionary spending. Additionally, the market capitalization of the Company continued to decline. As a result of our annual impairment testing of the trade names as of June 30, 2009, trade names with a carrying amount of $13.6 million were written down to their fair value of $12.5 million, resulting in an impairment charge of $1.1 million for the year ended December 31, 2009.

   Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $10.9 million, or 22.4%, to $38.0 million for the year ended December 31, 2009 from $48.9 million for the year ended December 31, 2008. The decrease was primarily due to a $2.5 million decrease in marketing spending, a $2.4 million decrease in corporate administrative costs, a $1.9  million decrease in freight and warehouse costs, a $1.2 million decrease in stock-based compensation expense, a $1.2 million decrease in realized and unrealized foreign currency exchange losses, a $934,000 decrease in sales force and sales administrative expenses, a $530,000 decrease in distribution costs and a $100,000 decrease in bad debt expense.

   Interest Expense, Net.  Interest expense, net increased $982,000, or 106.2%, to $1.9 million for the year ended December 31, 2009 from $925,000 for the year ended December 31, 2008. The increase in interest expense was due primarily to an increase in the amortization of debt issuance costs of $604,000.  The remaining increase was primarily due to an increase in the average borrowings outstanding under our credit facility and an increase in interest rates for the year ended December 31, 2009 when compared to the year ended December 31, 2008.

   Other (Income) Expense, Net.  Other income, net for the year ended December 31, 2009 was $27,000 compared to other expense, net of $380,000 for the year ended December 31, 2008, which consisted primarily of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plans.

   Benefit for Income Taxes.  The benefit for income taxes represents federal, state and local income taxes. For the year ended December 31, 2009, the benefit for income taxes was $2.6 million, representing an effective income tax rate of 40.1%. The effective tax rate differed from the statutory rate for the year ended December 31, 2009, primarily due to permanent differences between book and taxable income such as stock option cancellations and research and development credits. For the year ended December 31, 2008, the benefit for income taxes was $4.7 million, representing an effective income tax rate of 19.2%. The effective tax rate differed from the statutory rate for the year ended December 31, 2008, primarily due to permanent differences related to the goodwill impairment charge, change in our filing position in various state tax jurisdictions and fluctuations in permanent differences between book and taxable income such as charitable contributions and research and development credits.

   Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

   Net Sales.  Net sales increased $2.5 million, or 2.2%, to $114.0 million for the year ended December 31, 2008, from $111.5 million for the year ended December 31, 2007. The increase was primarily attributable to a change in product mix as the volume of higher priced products increased when compared to a year ago and a decrease in our provision for coupon programs of $1.2 million. The variance in our provision for coupon programs was primarily due to a decrease in historical redemption rates when compared to prior year. Offsetting our net sales growth in 2008 was a decrease in total unit volume and increases in our provision for returns and cooperative advertising programs.  Total unit volume decreased by 0.4 million units, or 1.5%, to 25.7 million units for the year ended December 31, 2008 from 26.1 million units for the year ended December 31, 2007 due to tighter retailer inventory controls in the fourth quarter of 2008. New products represented 42.0% of our net sales for the year ended December 31, 2008 compared to 46.3% for the year ended December 31, 2007. Our provision for returns increased $10.7 million when compared to the prior year due to higher returns from our retailers due primarily to lower than anticipated retail sell-through of higher-priced promotional kits and retailer customers' wall display changes. The provision for cooperative advertising programs increased by $0.9 million when compared to prior year due to management's strategic decision to increase cooperative advertising programs to increase consumer retail sales. During 2008, our results included net sales of $15.4 million from our international customers, compared to $10.4 million for 2007, due to a broader distribution in the Canadian market.

   Cost of Sales.  Cost of sales increased $5.3 million, or 10.5%, to $55.6 million for the year ended December 31, 2008, from $50.3 million for the year ended December 31, 2007. The increase in cost of sales resulted primarily from an increase in product cost of $7.6 million and an increase in the write-down of obsolete and slow moving inventory of $1.1 million. The variance in product costs is due to a change in product mix as volume of higher cost products increased when compared to a year ago. The increase was offset by an increase in inventory recovery (inventory returned by customers deemed to be resalable) of $3.4 million due to higher returns from our retailers. Cost of sales as a percentage of net sales was 48.8% for the year ended December 31, 2008, compared to 45.1% for the year ended December 31, 2007. The increase in cost of sales, as a percentage of net sales, was primarily due to an increase in our provision for returns from retailers offset by an increase in inventory recovery.

    Goodwill and Intangible Asset Impairment.  In the fourth quarter of 2008, we recorded a non-cash charge of $32.7 million for the impairment of goodwill and trade names. We evaluate our goodwill and other intangible assets for impairment in the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. Given the continued significant downturn in the U.S. economy during the fourth quarter of 2008, which significantly lowered consumer discretionary spending, which lowered the demand for our products, along with the continued deterioration of our market capitalization, we tested goodwill and other intangible assets as of December 31, 2008 for impairment. As a result, we recorded a non-cash impairment charge at December 31, 2008 of $16.8 million to write off the entire amount of our previously recorded goodwill. Additionally, we recorded a non-cash impairment charge at December 31, 2008 of $15.9 million to write down the carrying value of our trade names to their fair value. These non-cash impairment charges do not impact our overall business operations. We determined that the carrying value of our definite-lived intangible assets were not impaired as of December 31, 2008.

   Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.7 million, or 8.2%, to $48.9 million for the year ended December 31, 2008, from $45.2 million for the year ended December 31, 2007. The variance was primarily due to a $1.5 million increase in marketing spending, a $1.7 million increase in costs, a $0.5 million increase in freight and warehouse costs, a $1.0 million increase in realized and unrealized foreign currency exchange losses, a $0.9 million increase in distribution costs, a $0.2 million increase in corporate administrative costs, a $0.3 million increase in provision for bad debts and a $0.2 million increase in expense for stock option awards. The increase in the above costs was offset by a $0.7 million decrease in transaction fees that were associated with the secondary public offering in 2007 and a $0.2 million decrease in professional fees related to Sarbanes-Oxley compliance.

   Interest Expense, Net.  Interest expense decreased $0.6 million, or 40%, to $0.9 million for the year ended December 31, 2008, from $1.5 million for the year ended December 31, 2007. The decrease in interest expense was due to the decrease in average borrowings outstanding under our credit facility and a decline in our weighted-average interest rates of 390 basis points for 2008 when compared to 2007.

   Other (Income) Expense, Net.  Other expense (income) increased $0.5 million to an expense of $0.4 million for the year ended December 31, 2008, from income of $0.1 million for the year ended December 31, 2007, which consisted primarily of realized and unrealized losses related to investments held as part of our non-qualified deferred compensation plans.

   (Benefit) Provision for Income Taxes.  The (benefit) provision for income taxes represents federal, state and local income taxes. For the year ended December 31, 2008, the benefit for income taxes was $4.7 million, representing an effective income tax rate of 19.2%, compared to income tax expense of $5.8 million for the year ended December 31, 2007, representing an effective tax rate of 40.0%. In 2008, the effective rate differed from statutory rates primarily due to the permanent differences related to the goodwill impairment charge. Other factors impacting the 2008 effective rate were our change in filing position in various state tax jurisdictions and fluctuations in permanent differences between book and taxable income such as charitable contributions and research and development credits. In 2007, the effective rate differed from statutory rates due to the effect of varying state and local taxes and certain permanent items such as charitable contributions, tax benefit deficiencies on stock options exercised and research and development credits.

Liquidity and Capital Resources

    Cash Flows

    As of December 31, 2009, we had $3.8 million in cash and cash equivalents compared to $620,000 in cash and cash equivalents as of December 31, 2008. The increase in cash and cash equivalents was due primarily to proceeds received from the issuance of the new senior subordinated note and cash inflows provided by our operating activities. As of December 31, 2009, we had $9.9 million outstanding and $12.2 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable and inventories, accounts payable, trade allowances, income taxes, sales returns reserve, related party financing and line of credit borrowings. Our net working capital increased by $4.1 million, or approximately 20.2%, to $24.3 million as of December 31, 2009, from $20.2 million as of December 31, 2008. Working capital requirements typically increase during the fourth quarter, when we experience higher inventory levels as we produce new products for shipment in the first quarter of the following year.

    Operating Activities.  Cash provided by operating activities decreased $3.1 million, or 24.6%, to $9.4 million for the year ended December 31, 2009 from $12.4 million for the year ended December 31, 2008. The net decrease in cash provided by operating activities resulted primarily from lower net non-cash activities impacting net loss, offset in part by favorable changes in net working capital. Cash provided by operating activities increased $11.2 million, or 912.7%, to $12.4 million for the year ended December 31, 2008 from $1.2 million for the year ended December 31, 2007. The net increase in cash provided by operating activities resulted primarily from favorable changes in working capital and higher non-cash activities impacting net (loss) income. In 2009, the net loss of $3.9 million was offset by non-cash charges of $5.9 million (including an intangible asset impairment charge of $1.1 million) and a net decrease in working capital needs of $7.4 million. In 2008, the net loss of $19.8 million was offset by non-cash charges of $27.9 million (including goodwill and intangible asset impairment charges of $32.7 million) and a net decrease in working capital needs of $4.3 million. In 2007, net income of $8.7 million and net non-cash charges of $2.5 million were partially offset by a net increase in working capital needs of $10.0 million.

    Days sales outstanding ("DSO"), as calculated on a trailing 4-month basis, increased 5.0 days, to 72.8 days at December 31, 2009 from 67.8 days at December 31, 2008. DSO decreased 5.0 days, to 67.8 days at December 31, 2008 from 72.8 days at December 31, 2007. DSO increased from 2008 to 2009 because of the recent economic downturn and ongoing tightening of credit in the financial markets has, in some cases, adversely impacted our customers' ability to make timely payments to us. In addition, for certain selected customers who we deemed to be creditworthy based upon their prior payment history, and for certain promotional items, we extended our standard payment terms from net 30 days to net 60 days or net 90 days. DSO decreased from 2007 to 2008 primarily because of our increased collection efforts in 2008.

    We regularly reevaluate our customers' ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. In addition, given the current consumer environment, we implemented a customer credit watch in the fourth quarter of 2008, requiring management approval for all orders from customers that have been identified as a potential credit risk. As of December 31, 2009, we had $24.9 million of accounts receivable, of which $5.6 million had not been collected as of February 28, 2010. As of December 31, 2008, we had $29.2 million of accounts receivable, of which $11.2 million and $311,000 had not been collected as of February 28, 2009 and 2010, respectively.

    For the fiscal year ended December 31, 2009, our inventory turnover rate was 1.8 times, which is consistent with our inventory turnover rate for the year ended December 31, 2008 of 1.8 times.

    We categorize our inventories into three groups: salable inventory, excess (slow moving) inventory and obsolete inventory. Salable inventory are products that remain in distribution and for which we have less than twelve months of forecasted sales of inventory on hand. Slow moving inventory are products that also remain in distribution, but for which we have more than twelve months of forecasted sales of inventory on hand. Obsolete inventory are products that no longer are in distribution with our retailer customers.

    We assess and reserve for salable, slow moving and obsolete inventory throughout the year based on our historical experience in conjunction with an analysis of our current slow moving and obsolete inventory levels, forecasted plans and sales trends and planned product discontinuances. Our assessment includes discussions with our retailer customers about products to include in future retail store shelf layouts and if a product loses distribution across all retail partners, it will be deemed obsolete. Our retailer customers typically decide upon changes to their shelf layouts annually and these decisions usually occur in the fourth quarter in anticipation of the new calendar year. Our planned product discontinuances were significant in 2009 compared to historical periods due to the overall decline in sales to our retailer customers resulting in a reduction of individual products offered (based on individual product performance metrics) coupled with the introduction of new products.

    Based on the above process, our provision for slow moving and obsolete inventory was $8.2 million, $4.1 million and $3.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. The increase in our provision for slow moving and obsolete inventory for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to a higher number of product discontinuances in the fourth quarter of 2009 in connection with our retailers' annual store resets, the overall decline in sales and the introduction of a significant amount of new products in 2009. The increase in our provision for slow moving and obsolete inventory for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was due to an increase in slow moving inventory as a result of a reduction in forecasted sales for 2009 compared to the prior period forecasted sales.

    Based on the factors identified above, we anticipate that we will be able to fully realize the value of our net inventory. However, our reserve for slow moving and obsolete inventory requires management to make assumptions and to apply judgment regarding forecasted consumer demand and sales trends. If estimates regarding consumer demand are inaccurate, we may need to increase our provision for slow moving and obsolete inventory which could adversely affect our operating results and liquidity.

    Investing Activities. Cash used in investing activities for the year ended December 31, 2009 was $3.6 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for the replacement of machinery and equipment and improvements to our warehouse distribution systems. Cash used in investing activities for the year ended December 31, 2008 was $3.1 million, which was primarily related to capital expenditures for the replacement of machinery and equipment, the automation of an assembly line to accommodate future growth, improvements to our warehouse distribution systems and investments in retail permanent fixtures. Cash used in investing activities for the year ended December 31, 2007 was $2.5 million, which was related to capital expenditures for the replacement of machinery and equipment, the replacement and upgrade of our IBM A/S 400 mainframe computer, the automation of an assembly line to accommodate future growth and improvements to our warehouse distribution systems.

    Financing Activities.  Cash used in financing activities was $2.7 million for the year ended December 31, 2009 compared to $8.8 million for the year ended December 31, 2008. The decrease in cash used in financing activities was primarily due to proceeds received in 2009 from the issuance of the senior subordinated note and stock repurchases, which only occurred in 2008, offset in part by higher net payments on our revolving credit facility and payments for debt issuance costs. Cash used in financing activities for the year ended December 31, 2008 was $8.8 million compared to cash provided by financing activities of $1.2 million for the year ended December 31, 2007. The increase in cash used in financing activities primarily resulted from higher paydowns on our term loan and revolving credit facility and from stock repurchases under our stock repurchase program in 2008.

   Future Liquidity and Capital Needs. We have budgeted capital expenditures of $5.7 million for 2009 for several key projects, including $4.7 million in investments in retail permanent fixtures, $443,000 in improvements to other manufacturing and distribution equipment, $290,000 to upgrade a product assembly line, $209,000 in improvements to our information technology infrastructure and $58,000 in improvements to our research and development equipment.  We expected capital requirements related to fixture infrastructure to total $6.2 million for the period from September 2008 (inception of the project) to December 2009, of which $4.2 million was incurred as of December 31, 2009.  Approximately half of the capital spending for retail permanent fixtures occurred during the fourth quarter of 2009 in conjunction with the new 2010 fixture systems.  Capital requirements related to manufacturing include an upgrade to a major project undertaken in 2007 to automate a product assembly line that is used to assemble products.  We expected the aggregate capital requirements of this project to total $1.7 million for the period from August 2008 (inception of the project) to December 2009, of which $1.6 million was incurred as of December 31, 2009.  We spent $775,000 for capital expenditures and $2.6 million for investments in retail permanent fixtures for the year ended December 31, 2009.  We believe that our cash flows from operations and funds from our financing arrangements entered into during November 2009 will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months.  No assurance can be given, however, that this will be the case.

   Credit Facilities

    On November 6, 2009, Physicians terminated its senior credit agreement with Union Bank, N.A. ("Union Bank") and replaced it with a new asset-based revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo") and repaid a $4.2 million bridge loan from Mill Road Capital, L.P. ("Mill Road") using proceeds from the issuance of a new senior subordinated note to Mill Road. For a description of the senior credit agreement with Union Bank and the bridge loan from Mill Road, see Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K.

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

    The maximum amount available for borrowing under the new revolving credit facility is equal to the lesser of $25.0 million and a borrowing base formula equal to: (i) 65% or such lesser percentage of eligible accounts receivable as Wells Fargo in its discretion as an asset-based lender may deem appropriate; plus (ii) the least of (1) $14.0 million and (2) the sum of specified percentages (or such lesser percentages as Wells Fargo in its discretion as an asset-based lender may deem appropriate) of each of the following items of eligible inventory (as defined in the New Senior Credit Agreement): (A) eligible inventory consisting of finished goods that are fully packaged, labeled and ready for shipping, not to exceed 65% of such eligible inventory, (B) eligible inventory consisting of semi-finished goods which are ready for packaging and shipping, not to exceed $4.0 million, (C) eligible inventory consisting of raw materials, not to exceed $1.5 million, (D) eligible inventory consisting of blank components, not to exceed $1.0 million and (E) eligible inventory consisting of returned items, not to exceed $0.75 million; plus (iii) the cash balance in a certain Canadian concentration account; less (iv) a working capital reserve of $1.0 million as such amount may be adjusted by Wells Fargo from time to time and a borrowing base reserve that Wells Fargo establishes from time to time in its discretion as a secured asset-based lender; less (v) indebtedness owed to Wells Fargo other than indebtedness outstanding under the new revolving credit facility. Availability under the new revolving credit facility is reduced by outstanding letters of credit.

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

    Under the New Senior Credit Agreement, all payments to Physicians and its subsidiaries are required to be deposited into a lockbox account provided by Wells Fargo, except that payments in connection with our Canadian operations may be deposited into a lockbox account with Royal Bank of Canada. Any amounts deposited into a lockbox account with Wells Fargo will be swept to a collection account to be applied to repay the outstanding borrowings under the new revolving credit facility. If the balance in Physicians’ Canadian account exceeds Canadian $2.0 million at any time, Physicians must within 10 days after such occurrence transfer the excess amount to the collection account to repay borrowings under the new revolving credit facility. In addition, at any time, Physicians may transfer amounts out of the restricted Canadian accounts to repay borrowings under the revolving credit facility or so long as no event of default exists, pay costs and expenses incurred in connection with the Company’s Canadian operations from its Canadian operating account.

    The New Senior Credit Agreement requires us to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow us to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to our business; and make capital expenditures in excess of $6.0 million for the year ending December 31, 2009 and $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). The financial covenants for the year ending December 31, 2011 and thereafter will be agreed upon between Physicians and Wells Fargo no later than April 30, 2010.  The New Senior Credit Agreement also contains customary events of default, including a change of control of Physicians. As of December 31, 2009, the Company was in compliance with the covenants contained in the New Senior Credit Agreement.

    In addition, we are required to comply with a monthly minimum book net worth covenant and a quarterly minimum adjusted EBITDA covenant (both as defined in the agreement and summarized in Note 6 of the Consolidated Financial Statement). The New Senior Credit Agreement requires that we have a minimum book net worth of $46.8 million as of December 31, 2009 and $48.0 million as of March 31, 2010. As of December 31, 2009, we were in compliance with such covenant. The New Senior Credit Agreement requires that we have a minimum Adjusted EBITDA of $7.6 million for the 12 months ended December 31, 2009 and $12.3 million for the 12 months ending March 31, 2010. As of December 31, 2009, we were in compliance with such covenant.

    The New Senior Credit Agreement and the Note Agreement with respect to our Senior Subordinated Note (discussed below under “New Senior Subordinated Note”) contain provisions that could result in the acceleration of maturity of the indebtedness and entitle the lenders to exercise remedies upon an event of default, including a default of the financial covenants.  Based on our internal projections, we believe that we will continue to be in compliance with the minimum book net worth covenant, however, our Adjusted EBITDA covenant involves more uncertainty and continued worsening of the economic environment could impact our ability to meet this covenant.  Any failure to comply with these or other covenants, if we are not able to obtain an amendment or waiver, would allow the lenders to accelerate repayment of their debt, prohibit further borrowing under the credit facility, declare an event of default, take possession of their collateral, or take other actions available to a secured senior creditor, which would have a material adverse effect on our business, financial condition and liquidity.  There is no assurance that we would receive waivers should we not meet our financial covenant requirements.  Even if we are able to obtain a waiver, in connection with negotiating a waiver we may be required to agree to other changes in the senior credit agreement including increased interest rates, tighter covenants or lower availability thresholds or pay a fee for such waiver. If we are not able to comply with the new financial covenants in the senior credit agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the current state of the worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all.

    Borrowings under the new revolving credit facility are guaranteed by us and the domestic subsidiaries of Physicians and are secured by a pledge of the capital stock of Physicians and its subsidiaries and substantially all of the assets of Physicians Formula Holdings, Inc. and its subsidiaries.

    Physicians paid a closing fee to Wells Fargo equal to $250,000 and paid all expenses incurred by Wells Fargo in connection with the new revolving credit facility.

    As of December 31, 2009, there was $9.9 million outstanding under the new revolving credit facility at an interest rate of 3.75%. As of December 31, 2009, there were no outstanding letters of credit and $12.2 million available under the new revolving credit facility. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with Accounting Standards Codification ("ASC") 470-10-45, we classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying consolidated balance sheets.

   New Senior Subordinated Note.  On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein and Mill Road (the “Note Agreement” or the new "Senior Subordinated Note"), Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million.  Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road.  We used the remaining proceeds for capital expenditures and general corporate purposes. The Senior Subordinated Note is scheduled to mature on May 6, 2013 and accrue interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.

    Subject to the terms of the new revolving credit facility, the Senior Subordinated Note may be redeemed in whole or in part prior to November 6, 2010 at an amount equal to 105% of the aggregate principal amount of the outstanding Senior Subordinated Note, decreasing to 104% if redeemed on or after November 6, 2010 and prior to November 6, 2011, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012. In addition, Physicians must make an offer to redeem the Senior Subordinated Notes upon a change of control of Physicians at the then applicable redemption price.

    We are required to comply with substantially the same covenants under the Note Agreement that it is required to comply with under the New Senior Credit Agreement and events of default under the Note Agreement are substantially the same as the events of default under the New Senior Credit Agreement.

    The Senior Subordinated Note is guaranteed by us and Physicians’ subsidiaries and is secured by a first lien on certain intellectual property and a second lien on substantially all of the other assets of ours and our subsidiaries and pledges of the stock of Physicians and its subsidiaries.  The value of the collateral subject to these liens is limited to the lesser of 10% of the value of the assets of Physicians Formula Holdings, Inc. and its subsidiaries and 10% of the value of all outstanding common stock of Physicians Formula Holdings, Inc. as of November 6, 2009 (the “10% Cap”).

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

    Physicians paid a closing fee to Mill Road equal to $160,000 and agreed to pay all expenses incurred by Mill Road in connection with the issuance of the Senior Subordinated Note.

    Based on a schedule filed by Mill Road with the Securities and Exchange Commission on March 11, 2009, Mill Road is the beneficial owner of approximately 18% of our outstanding common stock.  In connection with the issuance of the Senior Subordinated Note, we agreed that, upon the earlier to occur of the mailing of our proxy statement for the annual meeting of stockholders in 2010 and June 30, 2010, and for so long as the Senior Subordinated Note is outstanding, Mill Road has the right to nominate one individual to serve as a member of our board of directors (the “Board”), and we agreed to recommend to our stockholders that Mill Road’s designee be elected to the Board at our annual meetings of stockholders for as long as the Senior Subordinated Note is outstanding.  In addition, Mill Road agreed that until September 30, 2012, it would not acquire more than 35% of our common stock or seek to elect any directors to the Board (other than the one director it is entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board.  These restrictions will be released if we receive a bid for the acquisition of Physicians Formula Holdings, Inc. (other than from Mill Road or its affiliates).

    In connection with the Note Agreement, we agreed to hold a special meeting of stockholders to vote on a proposal to approve the issuance to Mill Road of warrants to purchase our common stock and an amendment to the Senior Subordinated Note with Mill Road.  We will be seeking stockholder approval to comply with the Nasdaq shareholder approval requirements and to satisfy Section 203 of the Delaware General Corporation Law, because Mill Road is an “interested stockholder” for purposes of the statute.  Because Mill Road is an interested stockholder, we will be required to obtain the vote of 66 2/3% of the outstanding common stock not owned by Mill Road to approve the transactions.

    If stockholder approval is obtained and the warrants are issued, Mill Road has agreed to reduce the interest rate on the Senior Subordinated Note from 19% per annum (15% payable in cash monthly and 4% payable in kind with quarterly compounding) to 14% per annum (10% payable in cash monthly and 4% payable in kind with quarterly compounding), and extend the maturity of the Senior Subordinated Note from May 6, 2013 to November 6, 2014.   The prepayment premium for an optional redemption would be amended so that if the Senior Subordinated Note is redeemed on or after November 6, 2011 and prior to November 6, 2012, the prepayment premium would be 102%, decreasing to 101% if redeemed on or after November 6, 2012 and prior to November 6, 2013, and decreasing to 100% if redeemed on or after November 6, 2013.  If stockholder approval is obtained, Mill Road would be entitled to warrants to purchase 650,000 shares of our common stock.  The warrants would have an exercise price equal to $0.25 and would mature on the seventh anniversary of the date they were issued.  If the warrants are issued, we will agree to file a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares underlying the warrants pursuant to a registration rights agreement to be entered into with Mill Road.

    In connection with the new revolving credit facility and Senior Subordinated Notes, we incurred total costs of $2.1 million associated with these agreements, which included $250,000 and $160,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

Contractual Obligations

    The following table reflects our contractual obligations as of December 31, 2009 (in thousands):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Revolving credit facility	$9,926	$9,926	$-	$-	$-
Long-term debt	8,000	-	-	8,000	-
Interest payments on long-term debt obligation	5,234	1,548	3,138	548	-
Operating lease obligations	1,796	1,552	244	-	-
Other long-term liabilities (1)	1,027	782	-	-	245
Total	$25,983	$13,808	$3,382	$8,548	$245
________________________
(1)
Other long-term liabilities consist of insurance financing and deferred compensation and exclude obligations for uncertain tax positions of $385,000, as the timing of payment cannot be reasonably estimated.

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

Revenue Recognition

Our revenues are derived principally from direct sales to retailers and wholesalers. Our standard arrangement for our customers includes a valid purchase order or contract with no customer acceptance provisions. We recognize revenues from sales of products when:

●	we enter into a legally binding arrangement with a customer;
●	products are shipped and the customer takes title and assumes risk of loss;
●	customer payment is deemed fixed or determinable and free of contingencies or significant uncertainties; and
●	collection is reasonably assured.

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

    Allowances for estimated returns are provided for when the related sales are recorded. We continually review and revise our sales returns estimates based on actual product returns and recoverability, planned product discontinuances and promotional sales. In the past, returns provisions have been adjusted higher or lower during the course of a fiscal year depending on actual results to date and anticipated returns for the remainder of a year. Experience has shown a relationship between gross sales and sales returns in the subsequent period, as well as a consistent pattern of returns due to the seasonal nature of our business. In addition, as necessary, specific accruals may be established for known or anticipated events that we have considered, and will continue to consider, including the solvency of our customers, store closings by retailers, changes in the retail environment and decisions regarding new and existing products.

    Actual returns in any future period are inherently uncertain and thus may differ from our estimates. If actual returns exceed reserves, we would need to reduce our net sales at the time of such determination. We have not experienced any material differences between the allowances for estimated returns and actual returns. Our provision for returns was $23.2 million, $28.8 million and $18.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. Our provision for 2009 decreased compared to 2008 due to a decline in expected returns from our retailers resulting from the loss of a major customer, from which we no longer expect to receive returns, the discontinuance of higher-priced promotional kits that were sold in 2008, that had a significantly higher return rate than our other products, and the overall decline in sales. Our provision for 2008 increased compared to 2007 due to higher returns from our retailers resulting from lower than anticipated retail sell-through of higher-priced promotional kits and retailer customers' wall display changes.

    We offer trade allowances such as rebates, price protection, coupons and other incentives to customers in the normal course of business. We also have arrangements with customers pursuant to our trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to us or incentivize our retail customers or the end consumer. These arrangements include cash discounts, markdown allowances, cooperative advertising, coupons warehouse allowances and miscellaneous allowances (collectively, "trade allowances"). In addition, from time to time, we may pay fees to customers in order to place products on end-caps or expand or maintain space for its products. Trade allowances are provided for based on estimates, including anticipated deductions to be taken by our customers for the trade allowance programs provided to them, and historical experience. Trade allowances and end-cap placement and shelf placement costs, if any, are recorded as incurred as an offset against sales in our consolidated statements of operations. We have not experienced any material differences between the trade allowance accruals and actual trade allowances.

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

   Goodwill and Other Intangible Assets

   Goodwill.  Goodwill represented the excess of the purchase price over the fair value assigned to the net tangible and specific intangible assets acquired in business combinations. In accordance with Accounting Standards Codification ("ASC") 350 – Intangibles – Goodwill and Other, goodwill was not amortized and was tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. To apply ASC 350, a company is divided into separate “reporting units,” each representing groups of activities that are separately managed. For this purpose, we have one reporting unit. In addition to the annual impairment test, we assessed whether events or circumstances occurred that potentially indicated that the carrying amounts of these assets may not be recoverable.

    The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of goodwill is determined using a discounted cash flow analysis, corroborated by a comparative market approach based on recent share prices and includes a control premium based on recent transactions that have occurred in our industry. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital (WACC) and terminal value assumptions. The WACC takes into account the relative weights of each component of the company’s consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test involves preparing an allocation of the fair value of our reporting unit to the tangible and intangible assets (other than goodwill) as if the reporting unit had been acquired in a business combination.  Given that the continued downturn in the U.S. economy during the fourth quarter of 2008 significantly lowered consumer discretionary spending, which lowered the demand for our products, along with the continued deterioration of our market capitalization, we tested goodwill and other intangible assets as of December 31, 2008 for impairment. As a result, we recorded a non-cash impairment charge of $16.8 million representing the entire amount of our previously recorded goodwill.

   Other indefinite-lived intangible assets.  Other indefinite-lived intangible assets consist exclusively of trade names. The Physicians Formula trade name has been used since 1937 and is a recognized brand within the cosmetics industry. It is management’s intent to leverage the trade names indefinitely into the future. Trade names are tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. The fair value of the trade names is determined using a discounted cash flow analysis based on the relief-from-royalty approach. The relief-from-royalty approach is an income approach that utilizes certain market information by reference to the amount of royalty income we could generate if the trade names were licensed, in an arm's length transaction, to a third party. Based on a comparison of our trade names to the guideline transactions, including an assessment of industry conditions, the age of the trademark/trade name, degree of consumer recognition and life cycle of the brand, a reasonable royalty rate is estimated for the trade names. The principal factors used in the discounted cash flow analysis requiring judgment are the projected net sales, discount rate, royalty rate and terminal value assumptions (Level 3 inputs).

    If our net sales or other estimated factors are not achieved at or above the forecasted level, this may adversely affect the estimated fair value of the trade names and the carrying value may prove unrecoverable and we may incur additional impairment charges in the future. The critical assumptions that affect projected net sales and the discount rate assumptions are: i) the number of retail stores in which we have distribution, which, in turn, could be affected by the loss or gain of a customer(s), in whole or in part; ii) the number of products we sell on average in each of our retail customer's stores; iii) the sales price of our products to our customers, which can be affected by general consumer confidence, competitive dynamics and the degree of innovation in our products relative to that of our competition; and iv) the rate of returns that we expect to receive from sales to our customers, which are offsets to our gross sales. Customers evaluate whether to keep our products in distribution using a variety of factors, the most meaningful of which include the rate of sales of our products in their stores, the margin our customers generate from the sales of our products, and the amount of cooperative advertising and trade allowance programs that we invest in to support the sales of our products in their stores (and such programs are offsets to our gross sales). Typically, products that are returned relate to either special promotions that did not sell through at our retail customers or products which our retail customers are not including in their planned annual plan-o-gram reset for the upcoming year. The discount rate is affected by the Company's, and selected guideline public companies, capital structure (ratio of debt and equity financing) and the related cost of debt and equity financing, and both can be significantly affected by changes in the capital markets (e.g. general availability of debt and equity for companies with our risk profile) and the degree of risk and stability analysts, investors, potential investors, and other market participants perceive in our cash flow performance.

    As a result of the conditions identified above under "Goodwill," we conducted an impairment test as of December 31, 2008, which resulted in a $15.9 million non-cash impairment charge to write down the carrying value of the trade names to their fair value of $13.6 million. As a result of our annual impairment testing of the trade names as of June 30, 2009, trade names with a carrying amount of $13.6 million were written down to their fair value of $12.5 million, resulting in an impairment charge of $1.1 million, which was included in the operating results for the year ended December 31, 2009.

   Definite-lived intangible assets.  Other intangible assets consist primarily of patents and distributor relationships (we use the terms distributor and customer interchangeably, thus such distributor relationships represented of our entire customer base of retailer customers at the time of the management buyout and stock purchase transaction in 2003). Patents and distributor relationships are amortized over their estimated useful lives of 15 and 20 years, respectively. Intangible assets related to patents and distributor relationships are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management estimated the useful life of the patents on the base technology that has been in existence for many years and is expected to continue through the estimated useful life. The useful life of the distributor relationships is based on our historical attrition analysis, which was used to calculate the rate of drop-off or loss of customer sales over time, for all of our customers/distributors at the time of the 2003 management buyout and stock purchase transaction. We used our aggregate sales for these customers over a historical period of time to calculate an implied average annual customer attrition rate, which converted into the 20 year estimated useful life of the distributor/customer relationships.

    We evaluate the remaining useful life of our distributor relationships intangible asset in accordance with ASC 350-30-35-9. In connection with the loss of one of our largest retailer customers, we updated our attrition analysis based on historical information through June 30, 2009 and adjusted the analysis for the loss of such customer. From the date of the management buyout and stock purchase transaction in 2003 through June 30, 2009, we have been able to significantly increase our sales by expanding our total distribution among our then existing customers through increases in the number of retail stores in which our customers sell our product and through increases in the total number of products sold at each of our customers' stores. Based upon our updated attrition analysis, we noted that the loss of one of our largest retailer customers was offset by the growth in our sales to our then existing customers since 2003.  Therefore, since the resulting attrition rate approximated the previous historical attrition rate, we concluded that there was not a significant impact to the remaining period of amortization related to our distributor relationships intangible asset.

    Additionally, we tested the recoverability of definite-lived intangible assets at the asset group level, which we determined to be at the entity level, in accordance with ASC 360 as of December 31, 2008 and June 30, 2009 as events or changes in circumstances indicated that the carrying amount may not be recoverable.  The recoverability of the asset group was based on the sum of the projected undiscounted cash flows of the asset group, which we then compared to the related carrying value of the asset group.  The material inputs into these projections include assumptions regarding estimates of revenue growth rates, gross profit margins, and operating expenses, which were adjusted for known events and circumstances as of the date of our recoverability testing, including the adverse impact from the loss of one of our largest retailer customers.  Based upon the results of our recoverability test of the asset group, the sum of the undiscounted cash flows exceeded the carrying value, indicating that the asset group carrying value is recoverable and no impairment charge was required for our distributor relationships and patents intangible assets.

    Our impairment test for all of our intangible assets includes assumptions regarding the expected cash flows generated by the assets. The most critical assumptions to our profitability and cash flow projections are our forecasted net sales and product costs. The most critical assumptions for our projected net sales are discussed under other indefinite-lived intangible assets above. The most significant assumptions affecting our product costs relate to our procurement costs for both raw materials and semi-finished goods, which can be affected by inflation, the complexity of our product formulations, freight and fuel costs and the financial condition of our suppliers.

    Inherent in any of these assumptions are uncertainties regarding the outcome of our projected sales growth rates, profit margins and operating expenses.  Differences between current expectations and future outcomes realized may lead to significant changes in the fair value of our intangible assets, which may result in the incurrence of substantial losses by us.

    Additionally, we will not be required to make any current or future cash expenditures as a result of the above impairments, and these impairments did not impact our financial covenant compliance under our debt agreements or our ongoing financial performance.

   Share-Based Compensation

    We account for share-based compensation in accordance with ASC 718. Under ASC 718 – Compensation – Stock Compensation, which indicates that share-based payments awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

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

   Income Taxes

    We account for income taxes in accordance with ASC 740 – Income Taxes, which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

    We believe that it is more likely than not that the deferred income tax assets of $13.2 million as of December 31, 2009 will be utilized.  In arriving at this conclusion we are relying on both the reversal of deferred income tax liabilities and the projection of future taxable income from operations.  Of the deferred income tax liabilities, approximately $9.2 million are scheduled to reverse with the appropriate attributes sufficient to utilize the deferred income tax assets recognized as of December 31, 2009.  We anticipate that our projected taxable income from operations in future years will exceed $4.0 million, therefore we anticipate we will be able to utilize the remaining deferred income tax assets of $4.0 million.  We evaluate all positive and negative evidence when projecting future taxable income from operations and give more weight to evidence that is objectively verifiable, including our historical three-year cumulative taxable income.  Management believes that it is more likely than not that we will exceed these requirements.

Accounting Standard Update

    In July 2009, the FASB confirmed that the FASB Accounting Standards Codification (the "Codification") will become the single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related literature. After the Codification became effective (interim and annual periods ending on or after September 1, 2009), only one level of authoritative GAAP now exists. All other literature will be considered non-authoritative. The Codification does not change GAAP; it introduces a new structure that is organized in an easily accessible online research system. Following the adoption of the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF abstracts; accounting standards updates will be issued instead. The adoption of the Codification had no material impact on our consolidated financial statements.

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

    Climate Change

    The growing political and scientific opinion is that global weather patterns (i.e., climate) are being influenced by increased levels of greenhouse gases (GHG) in the earth’s atmosphere. This view and the concern over climate change have led to legislative and regulatory initiatives, some of which have already been enacted and others still being contemplated, aimed at reducing GHG emissions, both in the U.S. and in overseas markets.

    There are currently climate change environmental laws and regulations in the U.S. and overseas markets to which we are subject, and there are many new laws and regulations being contemplated by the U.S. and international law-making and regulatory bodies to which we could be subject in the future.

    To the best of our knowledge, we are not in violation of any current environmental laws or regulations, including those pertaining to greenhouse gas emissions.  The only current federal climate change law and regulation that affects our U.S. plants is the Environmental Protection Agency’s (“EPA”) GHG reporting rule. We cannot predict whether a federal climate change bill will be enacted, whether EPA or additional state regulations will be promulgated, and, if so, what requirements will be included in such a law or regulation, given the uncertain nature of prospective laws and regulations.  Specifically, we cannot predict what requirements will be included in the State of California climate change regulations.  Based on current State evaluations, it is likely the California climate change program will not impose requirements on facilities that emit less than 25,000 tons of GHG per year.

    However, our preliminary evaluation using EPA guidance is that each of our U.S. facilities are likely to emit much less than 25,000 tons of GHGs per year.  In general, the economic impacts to companies that do not emit greater than 25,000 tons of GHGs per year should be less than companies which emit more than 25,000 tons of GHGs per year (i.e., the impact for companies that emit less than 25,000 tons of GHG per year is primarily increased energy, transportation and raw materials costs).

    Given that our operations do not currently use large amounts of energy or emit significant GHG emissions, we do not currently foresee any future climate change laws or regulations requiring significant capital spending, which could materially impact our future financial results and liquidity.

    We have also attempted to determine whether our suppliers (both those in the U.S. and outside the U.S.), notably the manufacturers of our powders and componentry, are also in compliance with international and U.S. environmental laws and regulations. Given the nature of this segment of the manufacturing sector (i.e., they are not large, energy intensive plants) and the lack of enforceable requirements in many countries,  we believe them to be in compliance.  However, we cannot conclusively determine their status.  As new laws and regulations are adopted, the impacts may change...

    Furthermore, we cannot predict the impact on  our suppliers’ of prospective environmental laws and regulations given the uncertain nature of such laws and regulations.  We will continue to seek information from our manufacturing suppliers on these impacts.

    Our best estimate is that climate change requirements do not now impose significant capital spending on our suppliers so there is unlikely to be a material impact our financial results and liquidity because these manufacturers do not have inherently emit high levels of GHG emissions or have high energy usages.  If there are cost increases, they are likely to be due to increased energy, transportation, and raw materials costs and are unlikely to apply uniquely to our supply chain.

    We do business with some customers that have GHG emission and/or energy reduction programs that apply to some of their supply chain providers and their upstream manufacturers.. It is likely that these customers will extend programs to more of their suppliers and the manufacturers who make the components  of the products we sell to our customers.  Such a future expansion  could require us to  reduce our lifecycle GHG emissions and energy usage to remain in good standing with these customers. This, in turn, could lead to increased cost of goods and higher capital spending to deploy technologies to reduce carbon emission and energy usage.  It is not possible to predict with certainty whether these actions will materially impact our financial results and liquidity. However, as stated above, we believe our manufacturer’s operations do not currently use large amounts of energy or emit significant amounts of GHGs, and, therefore, we do not currently foresee any future issues with complying with future customer requirements.

    Significant changed in weather patterns, frequency and strength of storms and other weather effects could result from escalating, worldwide GHG emissions. This can result in different weather patterns, which could result in a change in demand (higher or lower) for our products, notably products containing sun protection (i.e., in some locations, there may be more demand for sun protection and in other locations, there may be less). It can also result in severe weather events, such as hurricanes or tornadoes, which may negatively impact the operations of our retail distribution operations.  We cannot predict whether and at what locations such weather changes may occur and whether the change will increase or decrease costs (e.g., climate change may decrease the number of snow storms or flooding in some locations).

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

Forward-Looking Statements

    This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to our dependence on a limited number of retailer customers, the loss of any of our retailer customers, fluctuations in buying decisions of our retailer customers, changes in general economic or market conditions, our ability to comply with covenants in our new senior credit agreement and senior subordinated note, our ability to repay or refinance borrowings under the senior credit agreement, the competitive environment in our industry, the demand for our products, loss of any of our key employees, our ability to expand our product offerings, our ability to expand through new and existing distribution channels, our ability to manage our growth and sustain profitability, our ability to protect our intellectual property, our cash needs and financial performance, variations in product quality or delays in order fulfillment, our operations and our ability to achieve cost savings, our dependence on third party suppliers, increases in minimum wages, catastrophic losses or other disruptions at any of our facilities, the effect of regulatory and technological changes, risks associated with doing business outside of the United States and other factors discussed in Item 1A. “Risk Factors - Risk Related to Our Business and Industry.” Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

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

Interest Rate Risk

    Since November 6, 2009, we are exposed to interest rate risks primarily through borrowings under our New Senior Credit Agreement (and previously under our old senior credit agreement). Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding during the year ended December 31, 2009 was $30.0 million and the interest rate in effect at December 31, 2009 was 3.75%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $300,000 change to interest expense for the year ended December 31, 2009.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15 in this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2009.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

    Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting

    There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.
Azusa, California

    We have audited the internal control over financial reporting of Physicians Formula Holdings, Inc. and subsidiary (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

    In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 15, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 15, 2010

ITEM 9B.  OTHER INFORMATION

    None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by Item 10 is incorporated by reference from the sections captioned “Proposals to be Voted On - Proposal No. 1: Election of Directors,” “Board of Directors and Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from the sections captioned “Executive Compensation” and “Board of Directors and Corporate Governance" contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Options to purchase shares of our common stock have been granted to certain of our executive officers and key employees under our 2006 equity incentive plan and 2003 stock option plan. The following table summarizes the number of stock options issued, net of forfeitures, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2009:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	358,962	$14.23	222,318	(1)
2003 Stock Option Plan	538,889	0.11	-
Total	897,851	5.75	222,318
________________________
(1)
The 2006 Equity Incentive Plan provides that the number of shares available for issuance under the plan automatically increases on the first day of each fiscal year beginning in 2007 and ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of our board of directors. Accordingly, on January 1, 2010, the total number of shares of our common stock available for issuance under the 2006 Equity Incentive Plan increased by 271,793.

    The additional information required by Item 12 is incorporated by reference from the section captioned “Common Stock Ownership” contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    The information required by Item 13 is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance” contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by Item 14 is incorporated by reference from the sections captioned “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2010 Annual Meeting of Stockholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.
Azusa, California

    We have audited the accompanying consolidated balance sheets of Physicians Formula Holdings, Inc. and subsidiary (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 15, 2010

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,797	$620
Accounts receivable, net of allowance for doubtful accounts of $1,165 and $838
as of December 31, 2009 and 2008, respectively	25,153	29,186
Inventories	21,202	29,694
Prepaid expenses and other current assets	1,764	1,515
Income taxes receivable	1,462	-
Deferred tax assets, net	9,611	9,224
Total current assets	62,989	70,239

PROPERTY AND EQUIPMENT, NET	3,603	4,138
OTHER ASSETS, NET	6,072	2,838
INTANGIBLE ASSETS, NET	34,016	36,881
TOTAL ASSETS	$106,680	$114,096

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,507	$11,212
Accrued expenses	2,258	1,523
Trade allowances	5,907	4,580
Sales returns reserve	11,103	12,613
Income taxes payable	-	1,675
Line of credit borrowings	9,926	7,935
Debt	-	10,500
Total current liabilities	38,701	50,038

DEFERRED TAX LIABILITIES, NET	10,579	11,475
RELATED PARTY LONG-TERM DEBT	8,000	-
OTHER LONG-TERM LIABILITIES	630	1,022
Total liabilities	57,910	62,535

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no
shares issued and outstanding at December 31, 2009 and 2008	-	-
Common stock, $0.01 par value—50,000,000 shares authorized, 13,589,668 and
13,577,118 shares issued and outstanding at December 31, 2009 and 2008,
respectively	136	136
Additional paid-in capital	60,080	58,968
Accumulated deficit	(11,446)	(7,543)
Total stockholders' equity	48,770	51,561
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$106,680	$114,096

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2009	2008	2007
NET SALES	$77,796	$114,032	$111,521
COST OF SALES	43,342	55,593	50,283
GROSS PROFIT	34,454	58,439	61,238
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	1,100	32,661	-
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	37,994	48,936	45,200
(LOSS) INCOME FROM OPERATIONS	(4,640)	(23,158)	16,038
INTEREST EXPENSE, NET	1,907	925	1,511
OTHER (INCOME) EXPENSE, NET	(27)	380	(53)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(6,520)	(24,463)	14,580
(BENEFIT) PROVISION FOR INCOME TAXES	(2,617)	(4,694)	5,831
NET (LOSS) INCOME	$(3,903)	$(19,769)	$8,749

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.29)	$(1.41)	$0.63
Diluted	$(0.29)	$(1.41)	$0.60

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,583,685	13,973,360	13,975,550
Diluted	13,583,685	13,973,360	14,565,056

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional	Retained
	Number of		Paid-In	(Deficit)
	Shares	Amount	Capital	Earnings	Total
BALANCE, January 1, 2007	13,843,056	$138	$57,047	$4,387	$61,572
Stock-based compensation	-	-	2,161	-	2,161
Exercise of stock options	252,671	3	23	-	26
Tax benefit on exercise of stock options	-	-	79	-	79
Tax deficiency on exercise of stock options	-	-	(137)	-	(137)
Net income	-	-	-	8,749	8,749
BALANCE, December 31, 2007	14,095,727	141	59,173	13,136	72,450
Stock-based compensation	-	-	2,405	-	2,405
Repurchase and retirement of common stock (Note 8)	(621,193)	(6)	(2,665)	(910)	(3,581)
Exercise of stock options	102,584	1	10	-	11
Tax benefit on exercise of stock options	-	-	45	-	45
Net loss	-	-	-	(19,769)	(19,769)
BALANCE, December 31, 2008	13,577,118	136	58,968	(7,543)	51,561
Stock-based compensation	-	-	1,153	-	1,153
Exercise of stock options	12,550	-	1	-	1
Tax deficiency on cancellation of stock options	-	-	(42)	-	(42)
Net loss	-	-	-	(3,903)	(3,903)
BALANCE, December 31, 2009	13,589,668	$136	$60,080	$(11,446)	$48,770

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,903)	$(19,769)	$8,749
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill and intangible asset impairment	1,100	32,661	-
Depreciation and amortization	3,875	3,046	2,796
Exchange rate loss	48	(58)	114
Deferred income taxes	(1,325)	(10,504)	(3,020)
Provision for bad debts	405	503	195
Amortization of debt issuance costs	641	37	38
Loss on disposal of property and equipment	-	-	5
Stock-based compensation expense	1,084	2,289	2,075
Tax benefit on exercise of options	-	(45)	(79)
Tax deficiency on exercise of stock options	-	-	342
Payment in kind interest	50	-	-
Changes in assets and liabilities:
Accounts receivable	3,580	3,790	(7,077)
Inventories	8,561	2,071	(8,090)
Prepaid expenses and other current assets	417	266	(6)
Other assets	-	-	(91)
Accounts payable	(1,629)	(1,789)	234
Accrued expenses, trade allowances and sales returns reserve	(280)	1,183	2,697
Income taxes payable/receivable	(3,137)	(1,717)	2,347
Other long-term liabilities	(97)	482	-
Net cash provided by operating activities	9,390	12,446	1,229

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(752)	(1,392)	(2,461)
Other assets	(2,805)	(1,663)	-
Restricted cash	-	-	-
Net cash used in investing activities	(3,557)	(3,055)	(2,461)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydowns of term loans	-	(3,000)	(1,500)
Net (payments) borrowings on line of credit from Union Bank	(18,435)	(2,233)	2,646
Net borrowings on line of credit from Wells Fargo	9,926	-	-
Borrowings from related party bridge loan	4,200	-	-
Paydowns of related party bridge loan	(4,200)	-	-
Borrowings from related party long-term debt	8,000	-	-
Debt issuance costs	(2,148)	(13)	(45)
Repurchase and retirement of common stock	-	(3,581)	-
Tax benefit on exercise of stock options	-	45	79
Exercise of stock options	1	11	26
Net cash (used in) provided by financing activities	(2,656)	(8,771)	1,206

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,177	620	(26)
CASH AND CASH EQUIVALENTS—Beginning of year	620	-	26
CASH AND CASH EQUIVALENTS—End of year	$3,797	$620	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,016	$966	$1,608
Cash paid for income taxes	$1,855	$7,043	$6,162

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING INVESTING AND FINANCING ACTIVITIES:
The Company had accounts payable of $21 and $97 outstanding as of December 31, 2009 and 2008, respectively, relating to purchases of property and equipment.

On March 30, 2009, the Company replaced its previous outstanding borrowings of $10,500 under its term loans with borrowings under the revolving credit facility inconnection with an amendment to the senior credit agreement.

In May 2009, a non-cash distribution of $375 was made to an executive officer from the Company's 1999 Nonqualified Deferred Compensation Plan.

In November 2009, the Company entered into a financing agreement for its general, automobile and workers' compensation insurance policies of $954.

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization.  The accompanying consolidated financial statements include the accounts of Physicians Formula Holdings, Inc. (the “Company”), a Delaware corporation, formerly known as PFI Holdings Corp., and its wholly owned subsidiary, Physicians Formula, Inc. (“Physicians”), a New York corporation, and its wholly owned subsidiaries, Physicians Formula Cosmetics, Inc., a Delaware corporation, and Physicians Formula DRTV, LLC, a Delaware limited liability company.

    The Company develops, markets, manufactures and distributes innovative, premium-priced products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, CVS, Target and Rite Aid. The Company is headquartered in Azusa, California.

    Principles of Consolidation.  The consolidated financial statements include the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

    Cash and Cash Equivalents.  The Company considers all highly liquid investments with a maturity of three months or less, at the time of purchase, to be cash equivalents.

    Concentration of Credit Risk.  Certain financial instruments subject the Company to concentrations of credit risk. These financial instruments consist primarily of accounts receivable. The Company regularly reevaluates its customer' ability to satisfy credit obligations and records a provision for doubtful accounts based on such evaluations. Significant customers that accounted for more than 10% of gross sales are as follows:

	Years Ended December 31,
	2009	2008	2007
Customer A	29.7%	22.4%	24.9%
Customer B	19.4%	15.6%	16.5%
Customer C	12.3%	10.1%	10.3%
Customer D	4.8%	15.8%	15.7%

    Three customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 65.8% of gross accounts receivable at December 31, 2009. Four customers individually accounted for 10% or more of gross receivables and together accounted for approximately 68.7% of gross receivables at December 31, 2008.

    Late in the first quarter of 2009, one of the Company's largest retail customers informed management that, as a result of a change in strategy, the customer intended to reduce its space allocated to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed management of its decision to completely discontinue selling the Company's products in 2010 rather than implementing only a reduction in the number of the Company's products sold in its stores. This customer began to reduce its inventory levels of the Company's products to prepare for the 2010 discontinuation during the second quarter of 2009, which had a material negative impact on the Company's net sales. The Company does not expect to have any sales to this customer in the future. This change eliminated the Company's distribution in approximately 5,800 stores. This customer accounted for 4.8%, 15.8% and 15.7% of gross sales for the years ended December 31, 2009, 2008 and 2007, respectively.

   Inventories.  Inventories are stated at the lower of average cost or market. Cost is determined by the first-in, first-out method.

   Property and Equipment.  Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Computer equipment are depreciated over three years, tooling from 3-5 years, machinery and equipment from 3-8 years, furniture and fixtures from 5-8 years and leasehold improvements are amortized over the shorter of their estimated useful lives or the life of the lease.

    Capitalized Interest.  Capitalized interest is recorded in property and equipment for construction-in-progress using the average interest rate over the construction period. Capitalized interest for the years ended December 31, 2009, 2008 and 2007 was not significant.

   Retail Permanent Fixtures.  During 2008, the Company began its retail permanent fixture program, whereby it contracts with third-party contractors for the design, production, shipping and installation of fixtures at certain of its retailer customers' stores. The Company has entered into agreements with these customers, whereby the fixtures are the property of the Company and can be modified, removed, replaced, etc. at the discretion of the Company. The Company believes that these fixtures will provide future economic benefit to the Company. The Company has capitalized the related costs of the fixtures and these costs are being amortized over a period of three years from the date they are put into service with such amortization expense included in selling, general and administrative expense. The Company may accelerate the amortization of retail permanent fixtures if the estimated remaining useful life changes due to store closures or product discontinuance. For the year ended December 31, 2009, amortization expense related to retail permanent fixtures was $899,000, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. No retail permanent fixtures were put into service prior to fiscal 2009.

   Impairment of Long-Lived Assets.  The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the estimated undiscounted future cash flows from the use of an asset are less than the carrying value, an impairment charge would be recorded to reduce the related asset to its estimated fair value.

   Goodwill and Intangible Assets.  Goodwill represented the excess of the purchase price over the fair value assigned to the net tangible and specific intangible assets acquired in business combinations. In accordance with Accounting Standards Update ("ASC") 350 – Goodwill and Other, goodwill was not amortized and was tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. In addition to the annual impairment test, we assessed whether events or circumstances occurred that potentially indicated that the carrying amounts of these assets may not be recoverable. The Company recorded a non-cash impairment charge of $16.8 million representing the entire amount of its previously recorded goodwill for the year ended December 31, 2008.

    Other indefinite-lived intangible assets consist exclusively of trade names. Trade names are tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. The fair value of the trade names is determined using a discounted cash flow analysis based on the relief-from-royalty approach. The Company recorded non-cash impairment charges of $1.1 million and $15.9 million for the years ended December 31, 2009 and 2008, respectively, to write down the carrying value of the trade names to their fair value.

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

   Debt Issuance Costs.  Debt issuance costs are capitalized and amortized over the terms of the underlying debt instruments using the effective-interest method and is included in other assets in the accompanying consolidated balance sheets. Amortization and write-offs of loan costs for the years ended December 31, 2009, 2008 and 2007, totaled $641,000, $37,000 and $38,000, respectively, and is included in interest expense in the consolidated statements of operations.

    Fair Value Measurements.  The Company's financial instruments are primarily composed of cash and cash equivalents, accounts receivable, accounts payable, line of credit borrowings and related party debt. The fair value of cash and cash equivalents, accounts receivable, accounts payable, line of credit borrowings and related party debt closely approximates their carrying value due to their short maturities. The fair value of debt is estimated based on reference to market prices and closely approximates its carrying value.

    The valuation techniques required by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or the "Codification") 820, are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

●	Level 1–Quoted prices in active markets for identical assets or liabilities.

●	Level 2–Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

●	Level 3–Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

    The use of observable market inputs (quoted market prices) is required when measuring fair value and requires Level 1 quoted price to be used to measure fair value whenever possible. The Company's restricted investments are classified within Level 1 of the fair value hierarchy and are based on quoted market prices in active markets (see Note 4 for further details).

    Indefinite-lived assets are measured at fair value on a non-recurring basis. Indefinite-lived intangible assets, consisting exclusively of trade names, are not amortized, but rather are tested for impairment annually or whenever events or circumstances occur indicating that they might be impaired. Trade names are valued using a projected discounted cash flow analysis based on unobservable inputs including projected net sales, discount rate, royalty rate and terminal value assumptions and are classified within Level 3 of the valuation hierarchy.

   Revenue Recognition.  The Company recognizes revenues from product sales, less estimates for returns and trade allowances, upon shipment of products when title has passed, persuasive evidence of a sales arrangement exists, the price to the buyer is fixed and determinable and collectability of the sales price is reasonably assured.

   Sales Returns Reserve.  A reserve for product returns is maintained based on estimated future returns determined by using estimates and historical experience. Returns are recorded as a reduction of net sales in the accompanying consolidated statements of operations.

   Trade Allowances.  The Company offers trade allowances such as rebates, price protection, cash discounts, coupons and other incentives to customers in the normal course of business. The Company also has arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company or incentivize its retail customers or the end consumer. These arrangements include markdown allowances, cooperative advertising, warehouse allowances and miscellaneous allowances (collectively, "trade allowances"). In addition, from time to time, the Company may pay fees to customers in order to place products on end-caps or expand or maintain space for its products. Trade allowances are provided for based on estimates, including anticipated deductions to be taken by the Company's customers for the trade allowance programs provided to them, and historical experience. Trade allowances and end-cap placement and shelf placement costs, if any, are recorded as incurred as an offset against sales in the Company's consolidated statements of operations.

   Shipping and Handling Fees.  Amounts billed to customers for shipping and handling are included as a component of net sales. Shipping and handling costs, which represent costs incurred to ship products to the Company's customers, are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $3.8 million, $5.5 million and $4.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

   Advertising Expenditures.  Advertising costs are expensed as incurred and include print and television, promotions, public relations and other selling expenses. Advertising expense was $12.4 million, $14.9 million and $13.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   Research and Development.  Research and development costs are expensed as incurred and consist primarily of product formulation, testing, regulatory analysis and compliance. Research and development costs totaled $765,000, $775,000 and $671,000 for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

    Stock-Based Compensation.  The Company accounts for stock-based compensation in accordance with ASC 718 – Stock Compensation, which indicates that share-based payment awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

    Income Taxes.  The Company accounts for income taxes in accordance with ASC 740 – Income Taxes, which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

    Foreign Currency Transactions.  The Company enters into sales transactions with customers located in Canada, which are denominated in Canadian dollars. Gains and losses from foreign currency transactions are included in the determination of net (loss) income in the period in which the exchange rate changes. Unrealized gains and losses result when receivables are revalued at the balance sheet date. Foreign currency gain (losses) of $391,000, ($774,000) and $192,000 were recognized for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   Net (Loss) Income Per Share.  Basic net (loss) income per common share is computed as net (loss) income divided by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share reflects the potential dilution that could occur from the exercise of outstanding stock options and is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options, if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options, calculated using the treasury stock method:

	Years Ended December 31,
	2009	2008	2007
Numerator:
Net (loss) income (in thousands)	$(3,903)	$(19,769)	$8,749
Denominator:
Weighted-average number of common shares—basic (in thousands)	13,584	13,973	13,976
Effect of dilutive stock options (in thousands)	-	-	590
Weighted-average number of common shares—diluted (in thousands)	13,584	13,973	14,566

Net (loss) income per common share:
Basic	$(0.29)	$(1.41)	$0.63
Diluted	$(0.29)	$(1.41)	$0.60

    Stock options for the purchase of 1,775,347, 1,212,439 and 345,000 shares of common stock were excluded from the above calculation during the years ended December 31, 2009, 2008 and 2007, respectively, as the effect of those options were anti-dilutive.

   Segments.  The Company operates in one reportable segment consisting of the manufacturing, research, development and distribution of cosmetic products.

   Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

   Subsequent Events.  The Company has performed an evaluation of subsequent events through the date the Company issued these financial statements.

   Accounting Standard Update.  In July 2009, the FASB confirmed that the FASB Accounting Standards Codification will become the single official source of authoritative GAAP (other than guidance issued by the Securities and Exchange Commission), superseding existing FASB, American Institute of Certified Public Accountants ("AICPA"), Emerging Issues Task Force ("EITF"), and related literature. After the Codification became effective (interim and annual periods ending on or after September 1, 2009), only one level of authoritative GAAP now exists. All other literature will be considered non-authoritative. The Codification does not change GAAP; it introduces a new structure that is organized in an easily accessible online research system. Following the adoption of the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or EITF abstracts; accounting standards updates will be issued instead. The adoption of the Codification had no material impact on the Company's consolidated financial statements.

2.  INVENTORIES

    Inventories consisted of the following (in thousands):

	December 31,
	2009	2008
Raw materials and components	$10,077	$17,655
Finished goods	11,125	12,039
Total	$21,202	$29,694

3.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2009	2008
Tooling	$535	$534
Leasehold improvements	1,098	1,075
Machinery and equipment	5,121	4,128
Furniture and fixtures	334	334
Computer equipment	2,112	2,053
Property and equipment, cost	9,200	8,124
Construction in progress	94	494
Accumulated depreciation	(5,691)	(4,480)
Property and equipment, net	$3,603	$4,138

    Depreciation expense was $1.3 million, $1.3 million and $1.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

4.  OTHER ASSETS

    Other assets consisted of the following (in thousands):

	December 31,
	2009	2008
Capitalized debt issuance costs, net of accumulated amortization of $112 and $80 as of December 31, 2009 and 2008, respectively	$2,005	$116
Restricted investments	245	540
Deposits	360	284
Income tax receivable	226	312
Retail permanent fixtures, net of accumulated amortization of $899 as of December 31, 2009	3,236	1,586
Total	$6,072	$2,838

    The Company incurred costs of $2.1 million associated with obtaining the new senior revolving credit facility and new senior subordinated note (see Note 6 for further details). As of December 31, 2009, these costs are being amortized over the life of the related debt obligations as an additional component of interest expense and are expected to be fully amortized by May 6, 2013. Capitalized debt issuance costs of $263,000 related to the previous senior credit agreement were written off during 2009 to interest expense in the accompanying consolidated statements of operations.

    Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value. Unrealized gains related to these investments were $28,000 for the year ended December 31, 2009 compared to unrealized losses of $380,000 for the same period in 2008. On May 7, 2009, the 1999 Nonqualified Deferred Compensation Plan was terminated and $375,000 was distributed to an executive officer. The balance remaining in restricted investments relates to the 2005 Nonqualified Deferred Compensation Plan, which is still in effect.

    During 2008, we implemented a key project of creating new permanent fixtures ("retail permanent fixtures") for the display of the Company's products which began being delivered to certain retail customers in 2009. For the years ended December 31, 2009 and 2008, the Company incurred costs of $4.2 million and $1.6 million, respectively, for retail permanent fixtures. These retail permanent fixtures are being placed in service in connection with the retail customers' resets of selling space, and are recorded at cost and these costs will be amortized over a period of three years. Amortization expense was $899,000 for the year ended December 31, 2009. No retail permanent fixtures were put into service prior to fiscal 2009. Amortization of retail permanent fixtures is expected to be approximately $1.1 million for 2010, 2011 and 2012.

5.  INTANGIBLE ASSETS

    Definite-lived intangible assets consisted of the following (in thousands):

	December 31, 2009			December 31, 2008
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patents	$8,699	$(3,577)	$5,122	$8,699	$(2,997)	$5,702
Distributor relationships	23,701	(7,307)	16,394	23,701	(6,122)	17,579
Total	$32,400	$(10,884)	$21,516	$32,400	$(9,119)	$23,281

Amortization expense was $1.8 million for each of the three years ended December 31, 2009, 2008 and 2007. Amortization of intangibles will be approximately $1.8 million in each of the next five years.

The changes in the carrying amounts of goodwill and indefinite-lived intangible assets as of December 31, 2009 and 2008, are as follows (in thousands):

	December 31,
	2009	2008
Goodwill
Balance—beginning of period	$-	$17,463
Purchase accounting adjustment	-	(702)
Impairment charge	-	(16,761)
Balance—end of period	$-	$-

Trade names
Balance—beginning of period	$13,600	$29,500
Impairment charge	(1,100)	(15,900)
Balance—end of period	$12,500	$13,600

    The Company evaluates goodwill and indefinite-lived intangible assets for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. Due to the significant downturn in the economy and the deterioration of the market price of the Company's common stock during the fourth quarter of 2008, the Company tested goodwill and indefinite-lived intangible assets for impairment. Based on this analysis, the Company recorded a non-cash impairment charge of $16.8 million representing the entire amount of its previously recorded goodwill and a $15.9 million non-cash impairment charge to write down the carrying value of the trade names to their fair value. During the six months ended June 30, 2009, the downturn in the economy continued which significantly lowered consumer discretionary spending. Additionally, the market capitalization of the Company continued to decline. As a result, the Company's annual impairment testing of the trade names as of June 30, 2009, trade names with a carrying amount of $13.6 million were written down to their fair value of $12.5 million, resulting in an impairment charge of $1.1 million, which was included in the operating results for the year ended December 31, 2009.

    The performance of this test involves a two-step process. The first step of the impairment test involves comparing the fair values of the Company's single reporting unit with its aggregate carrying values, including goodwill and trade names. The Company generally determines the fair value of its reporting unit utilizing a discounted cash flow method (an income approach) and corroborated with a market approach based on recent share prices and includes a control premium based on recent transactions that have occurred in the Company's industry. The principal factors used in the discounted cash flow analysis requiring judgment are the projected results of operations, weighted average cost of capital ("WACC") and terminal value assumptions. The WACC takes into account the relative weights of each component of the Company's consolidated capital structure (equity and debt) and represents the expected cost of new capital adjusted as appropriate to consider lower risk profiles associated with longer term contracts and barriers to market entry. The terminal value assumptions are applied to the final year of the discounted cash flow model. If the carrying amount of the reporting unit exceeds its fair value, the Company performs the second step of the impairment test. The second step of the impairment test involves preparing an allocation of the fair value of the Company's reporting unit to the tangible and intangible assets (other than goodwill) as if the reporting unit had been acquired in a business combination.

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

6.  FINANCING ARRANGEMENTS

Senior Credit Agreement

    On November 14, 2006, Physicians entered into a senior credit agreement (the "senior credit agreement") with Union Bank replacing the previous credit arrangement. The senior credit agreement was scheduled to mature in 2011 and, as of December 31, 2008, provided for an amortizing term loan and for borrowings of up to $25.0 million under a revolving credit facility, with availability reduced by any outstanding letters of credit. Amounts outstanding under the term loan facility and revolving credit facility bore interest at a London Interbank Offered Rate ("LIBOR") Adjusted Rate (as defined in the senior credit agreement) plus 1.75% or at a Base Rate (as defined in the senior credit agreement) plus 0.25%. The senior credit agreement also provided for a commitment fee of one-quarter of 1.0% on any unused commitment.

    On March 30, 2009, Physicians entered into an amendment to the senior credit agreement which converted the entire facility into an asset-based revolving credit facility, and the outstanding term loan was replaced with borrowings under the revolving credit facility. On July 29, 2009, Physicians entered into another amendment to the senior credit agreement whereby the lender reduced its revolving loan commitment from $25.0 million to $20.0 million.

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

    Borrowings under the senior credit agreement were guaranteed by Physicians Formula Holdings, Inc. and the domestic subsidiaries of Physicians Formula, Inc. and borrowings under the senior credit agreement were secured by a pledge of the capital stock of Physicians Formula, Inc. and its equity interests in each of its subsidiaries and substantially all of the assets of Physicians Formula, Inc. and its domestic subsidiaries.

    As of December 31, 2008, there was $7.9 million outstanding under the revolving credit facility at an interest rate of 3.50%. As of December 31, 2008, there were no outstanding letters of credit and $17.1 million available under the revolving credit facility. The revolving credit facility contained a lock-box feature, whereby remittances made by customers to the lock-box repaid the outstanding obligation under the revolving credit facility. As such, in accordance with ASC 470 – Debt, the Company classified the above outstanding amount under the revolving credit facility as a current liability in the accompanying consolidated balance sheets.

    As of December 31, 2008, there was $10.5 million outstanding under the term loans at an interest rate of 3.39%, with quarterly payments due through September 30, 2011. The term loans were converted to revolving loans as a result of an amendment to the senior credit agreement entered into by the Company on March 30, 2009, as described further above. Accordingly, the Company has included the $10.5 million of outstanding term loans as of December 31, 2008 in the current portion of long-term debt in the accompanying consolidated balance sheets.

    On November 6, 2009, the senior credit agreement with Union Bank was replaced with a New Senior Credit Agreement with Wells Fargo as described below.

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

    Under the New Senior Credit Agreement, all payments to Physicians and its subsidiaries are required to be deposited into a lockbox account provided by Wells Fargo, except that payments in connection with the Company’s Canadian operations may be deposited into a lockbox account with Royal Bank of Canada. Any amounts deposited into a lockbox account with Wells Fargo will be swept to a collection account to be applied to repay the outstanding borrowings under the new revolving credit facility. If the balance in Physicians’ Canadian account exceeds Canadian $2.0 million at any time, Physicians must within 10 days after such occurrence transfer the excess amount to the collection account to repay borrowings under the new revolving credit facility. In addition, at any time, Physicians may transfer amounts out of the restricted Canadian accounts to repay borrowings under the revolving credit facility or so long as no event of default exists, pay costs and expenses incurred in connection with the Company’s Canadian operations from its Canadian operating account.

    The New Senior Credit Agreement requires the Company to comply with a monthly minimum book net worth covenant and a quarterly minimum adjusted EBITDA (as defined in the agreement) covenant. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to our business; and make capital expenditures in excess of $6.0 million for the year ending December 31, 2009 and $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). The financial covenants for the year ending December 31, 2011 and thereafter will be agreed upon between Physicians and Wells Fargo no later than April 30, 2010.  The New Senior Credit Agreement also contains customary events of default, including a change of control of Physicians. As of December 31, 2009, the Company was in compliance with the covenants contained in the New Senior Credit Agreement.

    The New Senior Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350.  The New Senior Credit Agreement requires that we have a minimum book net worth of $46.8 million as of December 31, 2009 and $48.0 million as of March 31, 2010.  As of December 31, 2009, the Company was in compliance with such covenant.  The New Senior Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, and (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation, and (ix) provisions arising from adjustments to Company’s inventory reserves for obsolete, excess, or slow moving inventory.  The New Senior Credit Agreement requires that we have a minimum Adjusted EBITDA of $7.6 million for the 12 months ended December 31, 2009 and $12.3 million for the 12 months ending March 31, 2010.  As of December 31, 2009, the Company was in compliance with such covenant.

    The New Senior Credit Agreement and the Note Agreement with respect to our Senior Subordinated Note (discussed below under “– New Senior Subordinated Note”) contain provisions that could result in the acceleration of maturity of the indebtedness and entitle the lenders to exercise remedies upon an event of default, including a default of the financial covenants. There is no assurance that we would receive waivers should we not meet our financial covenant requirements.  Even if we are able to obtain a waiver, in connection with negotiating a waiver we may be required to agree to other changes in the senior credit agreement including increased interest rates, tighter covenants or lower availability thresholds or pay a fee for such waiver. If we are not able to comply with the new financial covenants in the senior credit agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the current state of the worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all.

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

    As of December 31, 2009, there was $9.9 million outstanding under the new revolving credit facility at an interest rate of 3.75%. As of December 31, 2009, there were no outstanding letters of credit and $12.2 million available under the new revolving credit facility. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, the Company classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying consolidated balance sheets.

New Senior Subordinated Note

    On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein and Mill Road (the “Note Agreement” or "Senior Subordinated Note"), Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million.  Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road.  The Company intends to use the remaining proceeds for capital expenditures and general corporate purposes. The Senior Subordinated Note is scheduled to mature on May 6, 2013 and accrue interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.

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

    Pursuant to an intercreditor agreement entered into between Physicians, Mill Road and Wells Fargo in connection with the New Senior Credit Agreement and Note Agreement (the "New Intercreditor Agreement"), the Senior Subordinated Note is subordinate in right of payment to the prior paying of all obligations under the New Senior Credit Agreement and the liens securing the obligations under the Notes Agreement are junior and subordinate to the liens securing the obligations under the New Senior Credit Agreement (except for first liens on certain intellectual property). In addition, the New Intercreditor Agreement prohibits certain amendments to the Note Agreement without the consent of Wells Fargo and prohibits certain amendments to the New Senior Credit Agreement without the consent of Mill Road.

    Physicians paid a closing fee to Mill Road equal to $160,000 and agreed to pay all expenses incurred by Mill Road in connection with the issuance of the Senior Subordinated Note and the transactions described below.

    Based on a schedule filed by Mill Road with the Securities and Exchange Commission on March 11, 2009, Mill Road is the beneficial owner of approximately 18% of the Company’s outstanding common stock.  In connection with the issuance of the Senior Subordinated Note, the Company agreed that, upon the earlier to occur of the mailing of the Company’s proxy statement for the annual meeting of stockholders in 2010 and June 30, 2010, and for so long as the Senior Subordinated Note is outstanding, Mill Road has the right to nominate one individual to serve as a member of the Company’s board of directors (the “Board”), and the Company agreed to recommend to the Company’s stockholders that Mill Road’s designee be elected to the Board at the Company’s annual meetings of stockholders for as long as the Senior Subordinated Note is outstanding.  In addition, Mill Road agreed that until September 30, 2012, it would not acquire more than 35% of the Company’s common stock or seek to elect any directors to the Board (other than the one director it is entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board.  These restrictions will be released if the Company receives a bid for the acquisition of the Company (other than from Mill Road or its affiliates).

    In connection with the Note Agreement, the Company agreed to hold a special meeting of stockholders to vote on a proposal to approve the issuance to Mill Road of warrants to purchase the Company’s common stock and an amendment to the Senior Subordinated Note with Mill Road.  The Company will be seeking stockholder approval to comply with the Nasdaq shareholder approval requirements and to satisfy certain sections of the Delaware General Corporation Law, because Mill Road is an “interested stockholder” for purposes of the statute.  Because Mill Road is an interested stockholder, the Company will be required to obtain the vote of 66 2/3% of the outstanding common stock not owned by Mill Road to approve the transactions.

    If stockholder approval is obtained and the warrants are issued, Mill Road has agreed to reduce the interest rate on the Senior Subordinated Note from 19% per annum (15% payable in cash monthly and 4% payable in kind with quarterly compounding) to 14% per annum (10% payable in cash monthly and 4% payable in kind with quarterly compounding), and extend the maturity of the Senior Subordinated Note from May 6, 2013 to November 6, 2014.   The prepayment premium for an optional redemption would be amended so that if the Senior Subordinated Note is redeemed on or after November 6, 2011 and prior to November 6, 2012, the prepayment premium would be 102%, decreasing to 101% if redeemed on or after November 6, 2012 and prior to November 6, 2013, and decreasing to 100% if redeemed on or after November 6, 2013.  If stockholder approval is obtained, Mill Road would be entitled to warrants to purchase 650,000 shares of Physicians Formula Holdings, Inc.'s common stock.  The warrants would have an exercise price equal to $0.25 and would mature on the seventh anniversary of the date they were issued.  If the warrants are issued, the Company will agree to file a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares underlying the warrants pursuant to a registration rights agreement to be entered into with Mill Road.

    In connection with the new revolving credit facility and Senior Subordinated Notes, the Company incurred total costs of $2.1 million associated with these agreements, which included $250,000 and $160,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

7.  COMMITMENTS AND CONTINGENCIES

Operating Leases

    The Company has long-term noncancelable operating leases for its facilities expiring through December 2010 and operating leases, primarily for various pieces of equipment, expiring through December 2012. Certain of the leases contain free rent periods and rent escalation clauses. The Company records rent expense on a straight-line basis.  Total rent expense for all facilities and equipment was $1.7 million, $1.8 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

    Future minimum commitments under these operating leases as of December 31, 2009 are as follows (in thousands):

Year ending December 31,
2010	$1,534
2011	173
2012	68
$1,775

Litigation

    The Company is involved in various lawsuits in the ordinary course of business.  In management's opinion, the ultimate resolution of these matters will not result in a material impact to the Company's consolidated financial statements.

Environmental

    The Company is subject to a broad range of frequently changing federal, state and local environmental, health and safety laws and regulations, including those governing discharges to air, soil and water, the handling and disposal of, and exposure to, hazardous substances and the investigation and remediation of any contamination resulting from the release of any hazardous substances. The Company believes that its business, operations and facilities are in material compliance with all applicable environmental, health and safety laws and regulations, and future expenditures will be necessary in order to maintain such compliance.

    The shallow soils and groundwater below the Company's City of Industry facilities were contaminated by the former operator of the property. The former operator performed onsite cleanup and the Company anticipates that it will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, the Company believes the cost, which the Company is not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to the Company in the past, and that the Company believes remain financially able to do so.

    The facilities are located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. The Company, along with many others, were named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). The Company entered into a settlement with another PVOU PRP, pursuant to which, in return for a payment the Company has already made and that was fully indemnified and paid by a second company, the other PRP indemnified the Company against most claims for PVOU contamination. A court has approved and entered a consent decree between the other PRP, the Company and the EPA that resolves the Company's liability for cleanup of regional groundwater contamination without any payment by the Company to the EPA. Depending on the scope and duration of the cleanup, the Company may be required to make further payments to the other PRP for regional groundwater remediation costs. The Company estimates the amount of any such additional payments would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. The Company expects any such additional payments by the Company to be covered by indemnities given to the Company by the other companies. Those companies may contest their indemnity obligation for these payments. The Company believes the companies are financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims.

    The Company's liability for these contamination matters and related claim is substantially covered by third-party indemnities and resolved by prior agreements and settlements, and borne by prior operators of the facilities, their successors and their insurers. The Company is attempting to recoup approximately $747,000 in defense costs from one of these indemnitors. These costs have been expensed as paid by the Company and are not recorded in its consolidated balance sheets.

8.  STOCKHOLDERS' EQUITY

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

9.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

    In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of December 31, 2009, a total of 222,318 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors.

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

    The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2007	652,053	$0.11		254,641	$0.10
Granted	350,000	19.35		-	-
Exercised	(134,711)	0.10	$2,014,000	(117,960)	0.10	$1,061,000
Forfeited	(5,000)	20.75		-	-
Options outstanding—December 31, 2007	862,342	7.80		136,681	0.10
Granted	317,000	9.54		-	-
Exercised	(102,584)	0.10	$595,000	-	-
Forfeited	(1,000)	9.54		-	-
Options outstanding—December 31, 2008	1,075,758	9.04		136,681	0.10
Granted	702,000	2.30		-	-
Exercised	(12,550)	0.10	$19,000	-	-
Cancelled	(74,767)	12.48		-	-
Forfeited	(51,775)	16.45		-	-
Options outstanding—December 31, 2009	1,638,666	$5.83	$(5,048,000)	136,681	$0.10	$362,000
Vested and expected to vest—December 31, 2009	1,638,666	$5.83	$(5,048,000)	136,681	$0.10	$362,000

    The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the years ended December 31, 2009, 2008 and 2007 utilizing the following weighted-average assumptions:

	2009	2008	2007
Risk-free interest rate	2.3%	3.3%	4.8%
Volatility	51.8%	50.7%	51.8%
Dividend rate	None	None	None
Life in years	5.0	6.5	5.1

    The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate is based on companies of similar growth and maturity and the Company's peer group in the industry in which it does business. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. The expected life of the Company's stock options represents management's best estimate based upon historical and expected trends in the Company's stock option activity.

    The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2007	246,108	$25,000				254,641	$25,000
Vested	364,695	1,393,000				-	-
Exercised	(134,711)	(14,000)				(117,960)	(11,000)
Forfeited	(520)	(11,000)				-	-
December 31, 2007	475,572	1,393,000				136,681	14,000
Vested	265,771	2,419,000				-	-
Exercised	(102,584)	(10,000)				-	-
Forfeited	(1,000)	(9,500)				-	-
December 31, 2008	637,759	3,792,500				136,681	14,000
Vested	187,736	2,210,000				-	-
Exercised	(12,550)	(1,000)				-	-
Forfeited	(51,775)	(851,000)				-	-
December 31, 2009	761,170	$5,150,500	$ 6.77	5.8 years	$ (3,060,000)	136,681	$14,000	$ 0.10	3.8 years	$ 362,000

   As of December 31, 2009, the options outstanding under the 2006 Plan and 2003 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.4 years.

    A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

	Number of Options	Weighted- Average Grant Date Fair Value
January 1, 2009	437,999	$7.04
Vested	(187,736)	6.08
Cancelled	(74,767)	6.49
Granted	702,000	1.08
December 31, 2009	877,496	2.53

    The total fair value of options that vested during the years ended December 31, 2009, 2008 and 2007 was $1.1 million, $2.5 million and $2.1 million, respectively.

    As of December 31, 2009, total unrecognized estimated compensation cost related to non-vested stock options was approximately $2.2 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. The Company recorded cash received from the exercise of 12,550 stock options of $1,000 during the year ended December 31, 2009 and issued 12,550 new shares of common stock. The Company recorded cash received from the exercise of 102,584 stock options of $11,000 during the year ended December 31, 2008 and issued 102,584 new shares of common stock.

    The Company recognized $1.2 million, $2.4 million and $2.5 million of pre-tax non-cash share-based compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively.  Non-cash share-based compensation cost of $70,000 was a component of cost of sales and $1.1 million was a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009. Non-cash share-based compensation cost of $116,000 was a component of cost of sales and $2.3 million was a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2008. A non-cash share-based compensation cost of $396,000 was a component of cost of sales and $2.1 million was a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2007. The Company recognized related tax benefits of $474,000, $1.0 million and $1.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Company capitalized into inventory non-cash share-based compensation expense of $69,000, $116,000 and $86,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits are classified as financing cash flows. Under ASC 718, the Company has classified excess tax benefits of $45,000 and $79,000 for the years ended December 31, 2008 and 2007, respectively. There were no excess tax benefits for the year ended December 31, 2009.

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

10.  RELATED PARTY TRANSACTIONS

    On September 4, 2009, Physicians entered into an agreement for a second-priority senior secured bridge loan facility with Mill Road in the amount of $4.2 million.  See Note 6 for a description of the related party bridge loan.  Based on a schedule filed by Mill Road with the Securities and Exchange Commission on March 11, 2009, Mill Road is the beneficial owner of approximately 18% of the Company’s outstanding common stock. On November 6, 2009, the related party bridge loan was repaid using proceeds from the issuance of a new senior subordinated note as described below. Interest expense, which was also paid during 2009, related to the related party bridge loan totaled $107,000 for the year ended December 31, 2009.

    On November 6, 2009, Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million. Physicians used a portion of the proceeds to repay in full amounts outstanding under its related party bridge loan. The new Senior Subordinated Note is scheduled to mature on May 6, 2013 and accrued interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter. The Company paid a closing fee to Mill Road of $160,000 in connection with the issuance of the new Senior Subordinated Note. Interest expense related to the new Senior Subordinated Note totaled approximately $236,000 for the year ended December 31, 2009 and was included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2009.

11.  EMPLOYEE BENEFITS

    The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for employee contributions as well as employer matching contributions and is available to eligible participants, as defined in the plan agreement. Participant contributions are matched at 100% of each dollar contributed by the participant up to 5% of a participant’s eligible salary. Matching contributions vest immediately. Matching contributions are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $287,000, $358,000 and $315,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

    The Company’s Deferred Compensation Plans provide certain employees the option to defer a portion of their compensation. Investments have been purchased that may be used to fund the Deferred Compensation Plans. These investments are included in other assets (see Note 4) and the related liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets.

12.  INCOME TAXES

    The components of the (benefit) provision for income taxes for the years ended December 31, 2009, 2008 and 2007, are as follows (dollars in thousands):

	2009	2008	2007
Current:
Federal	$(1,351)	$5,270	$7,060
State	59	540	1,791
Total current	(1,292)	5,810	8,851
Deferred:
Federal	(705)	(8,079)	(2,442)
State	(620)	(2,425)	(578)
Total deferred	(1,325)	(10,504)	(3,020)
Total (benefit) provision for income taxes	$(2,617)	$(4,694)	$5,831

    The major components of the deferred income tax assets and liabilities at December 31, 2009 and 2008, are as follows (dollars in thousands):

	2009	2008
Sales returns reserve	$4,022	$5,110
Stock options	2,923	2,787
Inventories	4,605	2,704
Accrued expenses	457	722
Other	1,158	1,324
Deferred income tax assets	13,165	12,647

Trade names	(4,941)	(5,500)
Distributor relationships	(6,493)	(7,124)
Patents	(1,781)	(2,044)
Other	(918)	(230)
Deferred income tax liabilities	(14,133)	(14,898)
Total	$(968)	$(2,251)

    The major elements contributing to the difference between the federal statutory rate and the effective tax rate for the years ended December 31, 2009, 2008 and 2007, are as follows:

	2009		2008	2007
Statutory rate	(34.0	) %	(35.0)%	35.0%
State income taxes, less effects of federal deduction	(6.7)		(5.0)	5.4
Goodwill and trade name impairment	-		23.3	-
Tax deficiencies on stock options exercised	-		-	2.0
Stock option cancellations	3.2		-	-
Charitable contributions	(0.4)		(1.4)	(1.7)
Research and development credits	(1.4)		(0.7)	(1.1)
True-up of prior year permanent items	(0.5)		-	(0.6)
Other	(0.3)		(0.4)	1.0
Effective tax rate	(40.1	) %	(19.2)%	40.0%

   At December 31, 2009 and 2008, the Company's liability for uncertain tax positions were $385,000 and $482,000, respectively, and were recorded in other long-term liabilities. The decrease in unrecognized tax benefits during the year ended December 31, 2009 was primarily attributable to the statute of limitations closing on prior year state tax returns. These unrecognized tax benefits would reduce the Company's effective tax rate if recognized. The Company believes it is reasonably possible that approximately $119,000 of these benefits associated with certain state tax filing positions will be recognized upon the expiration of the statute of limitations in various jurisdictions within the next twelve months.

    The following is a rollforward of the Company’s unrecognized tax benefits from January 1, 2007 to December 31, 2009 (in thousands):

	2009	2008	2007
Balance - beginning of year	$365	$-	$-
Gross (decrease) increase - tax positions in prior period	-	365	-
Lapse of statute of limitations	(71)	-	-
Balance - end of year	$294	$365	$-

    Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $32,000 accrued for interest and $59,000 accrued for penalties at December 31, 2009. The Company had approximately $47,000 accrued for interest and $70,000 accrued for penalties at December 31, 2008. The Company released approximately $15,000 for interest and $11,000 for penalties during the year ended December 31, 2009. The Company recognized approximately $26,000 for interest and $70,000 accrual for penalties during the year ended December 31, 2008. The Company recognized $21,000 of interest and no penalties during the year ended December 31, 2007. The Company is subject to U.S. Federal income tax examinations for the 2006 through 2008 tax years, and is subject to state and local income tax examinations for the 2005 through 2008 tax years.

    The Company believes that it is more likely than not that the deferred income tax assets of $13.2 million as of December 31, 2009 will be utilized.  In arriving at this conclusion the Company is relying on both the reversal of deferred income tax liabilities and the projection of future taxable income from operations.  Of the deferred income tax liabilities, approximately $9.2 million are scheduled to reverse with the appropriate attributes sufficient to utilize the deferred income tax assets recognized as of December 31, 2009.  If the Company's projected taxable income from operations in future years exceeds $4.0 million, it will be able to utilize the remaining deferred income tax assets of $4.0 million.  The Company evaluates all positive and negative evidence when projecting future taxable income from operations and give more weight to evidence that is objectively verifiable, including its historical three-year cumulative taxable income.  Management believes that it is more likely than not that the Company will exceed these requirements.

    At December 31, 2009, the Company had net operating loss carryforwards of approximately $811,000 for state tax purposes that will expire in 5 to 20 years.

13.  GEOGRAPHIC INFORMATION

    Geographic revenue information is based on the location of the customer. All of the Company's assets are located in the United States and Canada. The Company has total assets of $1.3 million located in Canada, or 1.2% of the Company's total assets, including approximately $285,000 of retail permanent fixtures, which are classified in other assets on the accompanying consolidated balance sheet as of December 31, 2009. The Company had total assets of $1.2 million in Canada, or 1.1% of the Company's total assets as of December 31, 2008. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007
United States	$68,682	$98,661	$101,127
Canada	8,594	14,594	9,852
Australia	520	777	542
	$77,796	$114,032	$111,521

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2009
Net sales	$20,174	$21,051	$14,230	$22,341
Gross profit	9,743	12,831	6,457	5,423
Net (loss) income	(1,714)	591	(302)	(2,478)
Net (loss) income per common share:
Basic	(0.13)	0.04	(0.02)	(0.18)
Diluted	(0.13)	0.04	(0.02)	(0.18)

2008
Net sales	42,661	22,876	20,254	28,241
Gross profit	23,715	10,556	11,823	12,345
Net (loss) income	5,019	(1,983)	1,686	(24,491)
Net (loss) income per common share:
Basic	0.36	(0.14)	0.12	(1.80)
Diluted	0.34	(0.14)	0.12	(1.80)

    During the second quarter of 2009, the Company recorded a non-cash impairment charge to trade names of $1.1 million.  During the fourth quarter of 2008, the Company recorded non-cash impairment charges to goodwill and trade names totaling $32.7 million.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2010.

PHYSICIANS FORMULA HOLDINGS, INC.

/s/ INGRID JACKEL
By:	Ingrid Jackel
Its:	Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 15, 2010.

Signatures	Capacity

/s/ INGRID JACKEL	Chief Executive Officer (principal executive officer) and Director
Ingrid Jackel

/s/ JEFF M. BERRY	Chief Financial Officer (principal financial and accounting officer)
Jeff M. Berry

/s/ JEFFREY P. ROGERS	President and Director
Jeff Rogers

/s/ ZVI EIREF	Director
Zvi Eiref

/s/ PADRAIC SPENCE	Director
Padraic Spence

/s/ CHARLES J. HINKATY	Director
Charles J. Hinkaty

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	Amended and Restated By-laws of the Registrant. (2)
4.1	Specimen Common Stock Certificate. (1)
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

10.3
Third Amendment to Credit Agreement, dated December 5, 2008, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank of California, N.A., as administrative agent. (5)

10.4*	Amended and Restated Employment Agreement, dated as of May 6, 2008, by and between the Registrant and Ingrid Jackel. (6)
10.5*	Amended and Restated Employment Agreement, dated as of May 6, 2008, by and between the Registrant and Jeff Rogers. (6)
10.6*	Amended and Restated Employment Agreement, dated as of May 6, 2008, by and between the Registrant and Joseph J. Jaeger. (6)
10.7*	2003 Stock Option Plan. (1)
10.8*	Amended and Restated 2006 Equity Incentive Plan. (6)
10.9*	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.10*	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.11*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Ingrid Jackel. (2)
10.12*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Jeff Rogers. (2)
10.13*	Stock Option Agreement (Time Vesting), dated as of March 8, 2004, by and between the Registrant and Joseph J. Jaeger. (1)
10.14*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Joseph J. Jaeger. (2)
10.15*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Ingrid Jackel. (1)
10.16*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Jeff Rogers. (1)
10.17*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of March 8, 2004, by and between Physicians Formula, Inc. and Joseph J. Jaeger. (1)
10.18	Letter Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Pierre Fabre Dermo-Cosmetique. (1)
10.19*	2005 Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, as amended and restated on December 30, 2008.
10.20*	Nonqualified Deferred Compensation Plan, effective as of December 1, 1999. (1)
10.21*
Director Indemnification Agreement dated April 24, 2009, by and between the Registrant and Padraic Spence (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Director Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Registrant and the following individuals, were not filed: Ingrid Jackel, Jeffrey P. Rogers, Zvi Eiref and Charles J. Hinkaty).

10.22*	Form of option award agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.23*	Form of restricted stock agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.24*	Form of non-qualified option award agreement for Ingrid Jackel, Jeff Rogers and Joseph J. Jaeger under Amended and Restated 2006 Equity Incentive Plan. (8)
10.25*	2007 Bonus Plan. (7)
10.26*	Form of performance award for 2008 under Amended and Restated 2006 Equity Incentive Plan. (6)
10.27*	Stock Repurchase Instruction, dated September 12, 2008, between the registrant and Deutsche Bank Securities, Inc. (9)
10.28	Fourth Amendment to Credit Agreement, dated March 30, 2009, by and among Physicians Formula, Inc., the several banks and other lender from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent. (11)
10.29	Fifth Amendment to Credit Agreement, dated July 29, 2009, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent. (12)
10.30	Term Loan Agreement, dated as of September 4, 2009, between Physicians Formula, Inc., as borrower, and Mill Road Capital, L.P., as lender. (13)
10.31	Term Note, dated as of September 4, 2009, by Physicians Formula, Inc., in favor of Mill Road Capital, L.P. (13)
10.32	Security Agreement, dated as of September 4, 2009, by Physicians Formula, Inc. and subsidiaries of Physicians Formula, Inc. party thereto, in favor of Mill Road Capital, L.P. (13)
10.33	Pledge Agreement, dated as of September 4, 2009, by Physicians Formula Holdings, Inc., in favor of Mill Road Capital, L.P. (13)
10.34	Intercreditor and Subordination Agreement, dated as of September 4, 2009, by and among Mill Road Capital, L.P., Physicians Formula, Inc., Physicians Formula Holdings, Inc., the subsidiaries of Physicians Formula, Inc. party thereto and Union Bank, N.A., as administrative agent. (13)
10.35	Sixth Amendment to Credit Agreement, dated as of September 4, 2009, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent. (13)
10.36	Pledgor Guarantee, dated as of September 4, 2009, by Physicians Formula Holdings, Inc. in favor of Mill Road Capital, L.P. (13)
10.37	Subsidiary Guarantee, dated as of September 4, 2009, by the subsidiaries of Physicians Formula, Inc. party thereto, in favor of Mill Road Capital, L.P. (13)
10.38	Credit and Security Agreement, dated as of November 6, 2009, Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (14)
10.39	Revolving Note, dated as of November 6, 2009, by Physicians Formula, Inc., in favor of Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (14)

E-1

Exhibit Number	Description
10.40	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula Holdings, Inc. to Wells Fargo Bank, National Association. (14)
10.41	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula Cosmetics, Inc. to Wells Fargo Bank, National Association. (14)
10.42	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula DRTV, LLC to Wells Fargo Bank, National Association. (14)
10.43	Security Agreement, dated as of November 6, 2009, between Physicians Formula Holdings, Inc. and Wells Fargo Bank, National Association. (14)
10.44	Security Agreement, dated as of November 6, 2009, between Physicians Formula Cosmetics, Inc. and Wells Fargo Bank, National Association. (14)
10.45	Security Agreement, dated as of November 6, 2009, between Physicians Formula DRTV, LLC and Wells Fargo Bank, National Association. (14)
10.46	General Security Agreement, dated as of November 6, 2009, by Physicians Formula, Inc. to and in favor of Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (14)
10.47	Senior Subordinated Note Purchase and Security Agreement, dated as of November 6, 2009, among Physicians Formula, Inc., as borrower, the guarantors party thereto and Mill Road Capital, L.P. (14)
10.48	Senior Subordinated Note, dated as of November 6, 2009, by Physicians Formula, Inc., in favor of Mill Road Capital, L.P. (14)
10.49	Guarantor Security Agreement, dated as of November 6, 2009, by and among Physicians Formula Holdings, Inc., Physicians Formula Cosmetics, Inc., Physicians Formula DRTV, LLC and Mill Road Capital, L.P. (14)
10.50	Intercreditor Agreement, dated as of November 6, 2009, by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, Mill Road Capital, L.P., Physicians Formula, Inc. and the guarantors party thereto. (14)
10.51	First Amendment to Senior Subordinated Note Purchase and Security Agreement, dated as of February 3, 2010, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender. (15)
21.1	Subsidiaries of the Registrant. (10)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Jeff M. Berry, Interim Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________
(1)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-136913) and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2006 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on July 10, 2008 and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on September 12, 2008 and incorporated by reference herein.
(5)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on December 8, 2008 and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on May 8, 2008 and incorporated by reference herein.
(7)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on March 12, 2007 and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Form 10-K (File No. 001-33142) for the year ended December 31, 2006 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2008 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-141678) and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on March 31, 2009 and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on August 4, 2009 and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on September 11, 2009 and incorporated by reference herein.
(14)	Filed as an exhibit to the Registrant's Form 10-Q (File No. 001-33142) for the period ended September 30, 2009 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on February 4, 2010 and incorporated by reference herein.
*	Indicates management contract or compensatory plan or arrangement.

E-2