Form 10-Q
period 2010-03-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2010-05-07
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
OR

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

    The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 5, 2010, was 13,589,668.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,446	$3,797
Accounts receivable, net of allowance for doubtful accounts of $1,118 and $1,165
as of March 31, 2010 and December 31, 2009, respectively	22,906	25,153
Inventories	21,143	21,202
Prepaid expenses and other current assets	1,661	1,764
Income taxes receivable	1,506	1,462
Deferred tax assets, net	8,994	9,611
Total current assets	59,656	62,989

PROPERTY AND EQUIPMENT, NET	3,281	3,603
OTHER ASSETS, NET	6,807	6,072
INTANGIBLE ASSETS, NET	33,575	34,016
TOTAL ASSETS	$103,319	$106,680

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,504	$9,507
Accrued expenses	2,185	2,258
Trade allowances	7,191	5,907
Sales returns reserve	7,937	11,103
Line of credit borrowings	7,996	9,926
Total current liabilities	34,813	38,701

DEFERRED TAX LIABILITIES, NET	10,166	10,579
RELATED PARTY LONG-TERM DEBT	8,130	8,000
OTHER LONG-TERM LIABILITIES	622	630
Total liabilities	53,731	57,910

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no
shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Common stock, $0.01 par value—50,000,000 shares authorized, 13,589,668 shares
issued and outstanding at March 31, 2010 and December 31, 2009	136	136
Additional paid-in capital	60,378	60,080
Accumulated deficit	(10,926)	(11,446)
Total stockholders' equity	49,588	48,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$103,319	$106,680

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended
	March 31,
	2010	2009
NET SALES	$22,966	$20,174
COST OF SALES	12,995	10,431
GROSS PROFIT	9,971	9,743
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,623	12,774
INCOME (LOSS) FROM OPERATIONS	1,348	(3,031)
INTEREST EXPENSE, NET	661	208
OTHER (INCOME) EXPENSE, NET	(10)	57
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	697	(3,296)
PROVISION (BENEFIT) FOR INCOME TAXES	177	(1,582)
NET INCOME (LOSS)	$520	$(1,714)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.04	$(0.13)
Diluted	$0.04	$(0.13)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,589,668	13,577,118
Diluted	14,058,710	13,577,118

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$520	$(1,714)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,114	848
Exchange rate loss	(27)	(144)
Deferred income taxes	204	(1,372)
Provision for bad debts	(47)	214
Amortization of debt issuance costs	174	36
Stock-based compensation expense	279	286
Payment in kind interest	80	-
Changes in assets and liabilities:
Accounts receivable	2,321	2,784
Inventories	78	(358)
Prepaid expenses and other current assets	713	(282)
Accounts payable	18	152
Accrued expenses, trade allowances and sales returns reserve	(2,515)	1,282
Income taxes payable/receivable	(44)	(2,234)
Other long-term liabilities	(19)	4
Net cash provided by (used in) operating activities	2,849	(498)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(55)	(320)
Other assets	(821)	(1,261)
Restricted cash	-	(4,768)
Net cash used in investing activities	(876)	(6,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit from Union Bank	-	5,672
Net payments on line of credit from Wells Fargo	(1,930)	-
Debt issuance costs	(394)	(7)
Cash overdraft	-	565
Net cash (used in) provided by financing activities	(2,324)	6,230

NET DECREASE IN CASH AND CASH EQUIVALENTS	(351)	(617)
CASH AND CASH EQUIVALENTS—Beginning of period	3,797	620
CASH AND CASH EQUIVALENTS—End of period	$3,446	$3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$492	$182
Cash paid for income taxes	$37	$2,020

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
The Company had accounts payable of $51 outstanding as of March 31, 2009 related to purchases of property and equipment. There were no amounts outstanding as of March 31, 2010.

On March 30, 2009, the Company incurred costs of $150 associated with obtaining the fourth amendment to the senior credit agreement. These costs were recorded as part of current assets and the related liability was included in accounts payable.

On March 30, 2009, the Company replaced its previous outstanding borrowings of $10,500 under its term loans with borrowings under the revolving credit facility in connection with an amendment to the senior credit agreement.

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

    The accompanying condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009 and the condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2010, its results of operations for the three months ended March 31, 2010 and 2009, and its cash flows for the three months ended March 31, 2010 and 2009. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2010. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

    These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

	Three Months Ended
	March 31,
	2010	2009
Customer A	31%	22%
Customer B	22	17
Customer C	13	11
Customer D	-	13

Three customers individually accounted for 10% or more of gross accounts receivable and together accounted for 62.9% of gross accounts receivable at March 31, 2010.  Four customers individually accounted for 10% or more of gross accounts receivable and together accounted for 77.1% of gross accounts receivable at March 31, 2009.

    Late in the first quarter of 2009, one of the Company's largest retail customers informed management that, as a result of a change in strategy, the customer intended to reduce its space allocated to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed management of its decision to completely discontinue selling the Company's products in 2010 rather than implementing only a reduction in the number of the Company's products sold in its stores. This customer began to reduce its inventory levels of the Company's products to prepare for the 2010 discontinuation during the second quarter of 2009. The Company does not expect to have near-term sales to this customer. This change eliminated the Company's distribution in approximately 5,800 stores. This customer accounted for 13% of gross sales for the three months ended March 31, 2009 and there were no sales to this customer during the three months ended March 31, 2010.

   Fair Value Measurements.  The Company's financial instruments are primarily composed of cash and cash equivalents, accounts receivable, accounts payable and line of credit borrowings. The fair value of cash and cash equivalents, accounts receivable, accounts payable and line of credit borrowings closely approximates their carrying value due to their short maturities. Additionally, the fair value of the line of credit borrowings is estimated based on reference to market prices and closely approximates its carrying value.

    The valuation techniques required by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC" or the "Codification") 820, are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

●	Level 1 – Quoted prices in active markets for identical assets or liabilities.

●
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

●	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

    The use of observable market inputs (quoted market prices) is required when measuring fair value and requires Level 1 quoted price to be used to measure fair value whenever possible. The Company's restricted investments are classified within Level 1 of the fair value hierarchy and are based on quoted market prices in active markets (see Note 5 for further details).

    The fair value of the Company's related party long-term debt was approximately $8.2 million at March 31, 2010 and is classified within Level 3 of the fair value hierarchy. The fair value is estimated using a discounted cash flow analysis and primarily based on comparable companies publicly traded debt with similar features.

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events.  The Company has performed an evaluation of subsequent events through the date the Company issued these financial statements.

2.  ACCOUNTING STANDARDS UPDATE

    In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures. This update requires the disclosure of transfers between Level 1 and Level 2 of the fair value measurement hierarchy. The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for the Company's interim and annual reporting periods beginning January 1, 2010. The adoption of this guidance did not have a material impact on the Company's financial condition or results of operations.

3.  NET INCOME (LOSS) PER COMMON SHARE

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

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Net income (loss) (in thousands)	$520	$(1,714)
Denominator:
Weighted-average number of common shares—basic (in thousands)	13,590	13,577
Effect of dilutive stock options (in thousands)	469	-
Weighted-average number of common shares—diluted (in thousands)	14,059	13,577

Net income (loss) per common share:
Basic	$0.04	$(0.13)
Diluted	$0.04	$(0.13)

    Stock options for the purchase of 1,436,458 and 1,205,680 shares of common stock were excluded from the above calculation during the three months ended March 31, 2010 and 2009, respectively, as the effect of those options was anti-dilutive.

4.  INVENTORIES

    Inventories consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Raw materials and components	$11,485	$10,077
Finished goods	9,658	11,125
Total	$21,143	$21,202

5.  OTHER ASSETS

    Other assets consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Retail permanent fixtures, net of accumulated amortization of $1,217 and $899 as of
March 31, 2010 and December 31, 2009, respectively	$4,001	$3,236
Capitalized debt issuance costs, net of accumulated amortization of $286 and $112 as
of March 31, 2010 and December 31, 2009, respectively	1,872	2,005
Deposits	360	360
Restricted investments	256	245
Income tax receivable	226	226
Other	92	-
Total	$6,807	$6,072

     Retail permanent fixtures are permanent fixtures for the display of the Company's products at certain of the Company's retail customer stores. For the three months ended March 31, 2010 and 2009, the Company incurred costs of $1.1 million and $1.3 million, respectively, for retail permanent fixtures. These retail permanent fixtures are being placed in service in connection with the retail customers' resets of selling space, and are recorded at cost and these costs are amortized over a period of three years. Amortization expense was $317,000 and $86,000 for the three months ended March 31, 2010 and 2009, respectively. Amortization of retail permanent fixtures is expected to be approximately $1.0 million for the remainder of 2010 and $1.0 million for 2011, 2012 and 2013.

    The Company incurred costs of $2.1 million in 2009 associated with obtaining the new senior revolving credit facility and new senior subordinated note (see Note 7 for further details). As of March 31, 2010, these costs are being amortized over the life of the related debt obligations as an additional component of interest expense and are expected to be fully amortized by May 6, 2013.

    Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value. Unrealized gains (losses) related to these investments were $8,000 and ($57,000) for the three months ended March 31, 2010 and 2009, respectively.

6.  INTANGIBLE ASSETS

    Definite-lived intangible assets consisted of the following (in thousands):

	March 31, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$8,699	$(3,722)	$4,977	$8,699	$(3,577)	$5,122
Distributor relationships	23,701	(7,603)	16,098	23,701	(7,307)	16,394
Total	$32,400	$(11,325)	$21,075	$32,400	$(10,884)	$21,516

Amortization expense was $441,000 for each of the three month periods ended March 31, 2010 and 2009. Amortization of intangibles for the remainder of 2010 will be approximately $1.3 million and will be approximately $1.8 million in each of the next five years.

The changes in the carrying amounts of indefinite-lived intangible assets as of March 31, 2010 and December 31, 2009, are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Trade names
Balance—beginning of period	$12,500	$13,600
Impairment charge	-	(1,100)
Balance—end of period	$12,500	$12,500

    The Company evaluates its indefinite-lived intangible asset for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amount of the asset may not be recoverable. Due to the continued downturn in the economy which significantly lowered discretionary spending and the continued decline in the Company's market capitalization during the second quarter of 2009, the Company tested trade names for impairment. Based on this analysis, trade names with a carrying amount of $13.6 million were written down to their fair value of $12.5 million, resulting in an impairment charge of $1.1 million. The Company did not identify any events or circumstances that would require completion of an impairment analysis as of March 31, 2010.

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

7.  FINANCING ARRANGEMENTS

Senior Credit Agreement

    On March 30, 2009, Physicians entered into a senior credit agreement with Union Bank which converted the entire previously outstanding facility into an asset-based revolving credit facility, and the previously outstanding term loan was replaced with borrowings under the revolving credit facility of the senior credit agreement.  On July 29, 2009, Physicians entered into an amendment to the senior credit agreement whereby the lender reduced its revolving loan commitment from $25.0 million to $20.0 million.

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

   On November 6, 2009, the senior credit agreement with Union Bank was replaced with a New Senior Credit Agreement with Wells Fargo Bank, N.A. ("Wells Fargo") as described below.

Bridge Loan

   On September 4, 2009, Physicians, as borrower, and Mill Road Capital, L.P. ("Mill Road"), as lender, entered into an agreement (the "Bridge Loan Agreement") for a second-priority senior bridge loan facility (the "Bridge Loan") in the amount of $4.2 million.  The Company used borrowings under the Bridge Loan to repay $2.9 million of borrowings under the senior credit agreement with Union Bank, which included approximately $2.4 million of overadvances to Physicians, and to fund short-term working capital requirements.  The Bridge Loan was scheduled to mature on December 3, 2009 with interest accruing at a rate of 15% per annum payable upon maturity of the Bridge Loan.

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

   The New Senior Credit Agreement requires the Company to comply with a monthly minimum book net worth covenant and a quarterly minimum adjusted EBITDA (as defined in the agreement) covenant. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to our business; and make capital expenditures in excess $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). As of March 31, 2010, the Company held no assets aside from its investment in Physicians. The financial covenants for the year ending December 31, 2011 and thereafter will be agreed upon between Physicians and Wells Fargo at a later date.  The New Senior Credit Agreement also contains customary events of default, including a change of control of Physicians. As of March 31, 2010, the Company was in compliance with the covenants contained in the New Senior Credit Agreement.

    The New Senior Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350.  The New Senior Credit Agreement requires that the Company has a minimum book net worth of $48.0 million as of March 31, 2010.  As of March 31, 2010, the Company was in compliance with such covenant.  The New Senior Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, and (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation, and (ix) provisions arising from adjustments to Company’s inventory reserves for obsolete, excess, or slow moving inventory.  The New Senior Credit Agreement requires that the Company has a minimum Adjusted EBITDA of $12.3 million for the 12 months ended March 31, 2010.  As of March 31, 2010, the Company was in compliance with such covenant.

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

    As of March 31, 2010 and December 31, 2009, there was $8.0 million and $9.9 million outstanding under the new revolving credit facility, respectively, at interest rates of 3.79% and 3.75%, respectively. As of March 31, 2010 and December 31, 2009, there were no outstanding letters of credit and $10.2 million and $12.2 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, the Company classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

New Senior Subordinated Note

    On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein and Mill Road (the “Note Agreement” or "Senior Subordinated Note"), Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million. Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road.  The Company intends to use the remaining proceeds for capital expenditures and general corporate purposes.  Prior to being amended as described below, the Senior Subordinated Note was scheduled to mature on May 6, 2013 and accrue interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.  Interest expense related to the new Senior Subordinated Note totaled approximately $382,000 for the three months ended March 31, 2010 of which $104,000 was included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2010.

    Subject to the terms of the new revolving credit facility, the Senior Subordinated Note may be redeemed in whole or in part prior to November 6, 2010 at an amount equal to 105% of the aggregate principal amount of the outstanding Notes, decreasing to 104% if redeemed on or after November 6, 2010 and prior to November 6, 2011, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012.  In addition, Physicians must make an offer to redeem the Senior Subordinated Notes upon a change of control of Physicians at the then applicable redemption price.  The Company is required to comply with substantially the same covenants under the Note Agreement that it is required to comply with under the New Senior Credit Agreement and events of default under the Note Agreement are substantially the same as the events of default under the New Senior Credit Agreement.  The Senior Subordinated Note is guaranteed by the Company and Physicians’ subsidiaries and is secured by a first lien on certain intellectual property and a second lien on substantially all of the other assets of the Company and its subsidiaries and pledges of the stock of Physicians and its subsidiaries.  The value of the collateral subject to these liens is limited to the lesser of 10% of the value of the assets of Physicians Formula Holdings, Inc. and its subsidiaries and 10% of the value of all outstanding common stock of Physicians Formula Holdings, Inc. as of November 6, 2009 (the “10% Cap”).  Pursuant to an intercreditor agreement entered into between Physicians, Mill Road and Wells Fargo in connection with the New Senior Credit Agreement and Note Agreement (the "New Intercreditor Agreement"), the Senior Subordinated Note is subordinate in right of payment to the prior paying of all obligations under the New Senior Credit Agreement and the liens securing the obligations under the Note Agreement are junior and subordinate to the liens securing the obligations under the New Senior Credit Agreement (except for first liens on certain intellectual property). In addition, the New Intercreditor Agreement prohibits certain amendments to the Note Agreement without the consent of Wells Fargo and prohibits certain amendments to the New Senior Credit Agreement without the consent of Mill Road.

    In connection with the issuance of the Senior Subordinated Note, the Company agreed that, for so long as the Senior Subordinated Note is outstanding, Mill Road will have the right to nominate one individual to serve as a member of the Company’s board of directors (the “Board”).  In addition, Mill Road agreed that, until September 30, 2012, it would not acquire more than 35% of the Company’s common stock or seek to elect any directors to the Board (other than the one director it is entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board. These restrictions will be released if the Company receives a bid for the acquisition of the Company (other than from Mill Road or its affiliates).

    As required under the Note Agreement, the Company sought stockholder approval in order to comply with the Nasdaq shareholder approval requirements and to satisfy certain sections of the Delaware General Corporation Law, because Mill Road is an “interested stockholder” for purposes of the statute.  Because Mill Road is an interested stockholder, the Company was required to obtain the vote of 66 2/3% of the outstanding common stock not owned by Mill Road to approve the transactions.  At the special meeting of the stockholders held on April 28, 2010, the stockholders approved, by the requisite margin, an amendment to the Senior Subordinated Note and the issuance of warrants to Mill Road entitling Mill Road to purchase 650,000 shares of the Company's common stock at an exercise price of $0.25 per share for up to seven years from the date of issuance.  As a result of approving the amendment, the cash interest that the Company is required to pay on the Senior Subordinated Note will be reduced by 5.0% or by approximately $400,000 per year, the maturity of the Senior Subordinated Note will be extended by 18 months to November 6, 2014, the penalty for optional prepayments after November 6, 2013 will be reduced, and the existing limit on the amount of collateral securing the Senior Subordinated Note will be removed.  As a result of the issuance of the warrant shares, Mill Road beneficially owns 2,516,943 shares of the Company’s common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (22.4%) of the Company's common stock.  The Company will file a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares underlying the warrants pursuant to a registration rights agreement to be entered into with Mill Road.  Nothing in the preceding sentence shall be construed as an offering of securities for sale.

    In connection with the new revolving credit facility and Senior Subordinated Note, and the amendments thereto, the Company incurred total costs of $2.2 million associated with these agreements, which included $250,000 and $222,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

8.  COMMITMENTS AND CONTINGENCIES

Litigation

    The Company is involved in various lawsuits in the ordinary course of business.  In management's opinion, the ultimate resolution of these matters will not result in a material impact to the Company's condensed consolidated interim financial statements.

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

    The facilities are located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. The Company, along with many others, were named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). The Company entered into a settlement with another PVOU PRP, pursuant to which, in return for a payment the Company has already made and that was fully indemnified and paid by a second company, the other PRP indemnified the Company against most claims for PVOU contamination. A court has approved and entered a consent decree between the other PRP, the Company and the EPA that resolves the Company's liability for cleanup of regional groundwater contamination without any payment by the Company to the EPA. Depending on the scope and duration of the cleanup, the Company may be required to make further payments to the other PRP for regional groundwater remediation costs. The Company estimates the amount of any such additional payments, if any, would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. The Company expects any such additional payments by the Company to be covered by indemnities given to the Company by the other companies. Those companies may contest their indemnity obligation for these payments. The Company believes the companies are financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims.

    The Company's liability for these contamination matters and related claim is substantially covered by third-party indemnities and resolved by prior agreements and settlements, and borne by prior operators of the facilities, their successors and their insurers. The Company is attempting to recoup approximately $747,000 in defense costs from one of these indemnitors. These costs have been expensed as paid by the Company and are not recorded in the accompanying condensed consolidated balance sheets.

9.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

     In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of March 31, 2010, a total of 294,569 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors.

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

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2010	1,638,666	$5.83		136,681	$0.10
Granted	200,000	2.16		-	-
Forfeited	(458)	9.54		-	-
Options outstanding—March 31, 2010	1,838,208	$5.43	$(5,515,000)	136,681	$0.10	$318,000
Vested and expected to vest - March 31, 2010	1,838,208	$5.43	$(5,515,000)	136,681	$0.10	$318,000

    The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the three months ended March 31, 2010 and 2009 utilizing the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Risk-free interest rate	2.48%	1.96%
Volatility	48.3%	58.6%
Dividend rate	None	None
Life in years	4.9	5.6

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

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2010	761,170	$5,150,500				136,681	$14,000
Vested	79,421	592,000				-	-
Forfeited	(458)	(4,000)				-	-
March 31, 2010	840,133	$5,738,500	$ 6.83	5.8 years	$ (3,696,000)	136,681	$14,000	$ 0.10	3.6 years	$ 318,000

    As of March 31, 2010, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.4 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-
		Average
	Number	Grant Date
	of Options	Fair Value
January 1, 2010	877,496	$2.53
Vested	(79,421)	3.79
Granted	200,000	0.95
March 31, 2010	998,075	2.11

The total fair value of options that vested during the three months ended March 31, 2010 and 2009 was $301,000 and $100,000, respectively.

As of March 31, 2010, total unrecognized estimated compensation cost related to non-vested stock options was approximately $2.1 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. There were no exercises of stock options during the three months ended March 31, 2010 and 2009.

  The Company recognized $297,000 and $310,000 of pre-tax non-cash share-based compensation expense for each of the three months ended March 31, 2010 and 2009, respectively.  Non-cash share-based compensation cost of $19,000 was a component of cost of sales and $278,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010. Non-cash share-based compensation cost of $24,000 was a component of cost of sales and $286,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2009. The Company recognized a related tax benefit of $121,000 and $127,000 for the three months ended March 31, 2010 and 2009, respectively.  The Company capitalized non-cash share-based compensation expense of $19,000 and $18,000 in inventory for the three months ended March 31, 2010 and 2009, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits, if any, are classified as financing cash flows.

10.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company's assets are located in the United States and Canada. As of March 31, 2010, the Company has total assets of $1.0 million located in Canada, or 1.0%, of the Company's total assets, including approximately $683,000 of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
United States	$20,088	$17,720
Canada	2,858	2,424
Other	20	30
	$22,966	$20,174

11.  SUBSEQUENT EVENTS

On April 28, 2010, the Company obtained the necessary approval from its shareholders to amend the Senior Subordinated Note and issue certain warrants to Mill Road (see Note 7 for further details).

On April 29, 2010, the Company granted 25,000 stock options under the Company's 2006 Plan to Mr. Thomas E. Lynch in connection with his appointment to the Company's Board of Directors. The options have an exercise price equal to $3.04 per share, the closing price of the Company's common stock on the date of grant. Of these options, 6,250 vested upon grant and the remainder will vest in 48 equal monthly installments of 391 shares, beginning on May 31, 2010.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

    This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

We sell our products to mass market retailers such as Wal-Mart, Target, CVS and Rite Aid. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 23,700 of the 45,000 stores in which we estimate our masstige competitors' products are sold.  We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 40.8% of our net sales from 2007 to 2009.

Overview of U.S. Market Share Data

    Based on retail sales data provided by ACNielsen, our approximate dollar share of the masstige market, as defined below, was 7.2% for the 52 weeks ended March 20, 2010 compared to 8.0% for the same period in the prior year. This represents a 10% decrease in our share of the masstige market. The overall dollar sales for the masstige market declined 1% during this period.

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

Critical Accounting Policies and Estimates

    Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure as of the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, returns, trade allowances, inventories, goodwill and other intangible assets, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the condensed consolidated financial statements. We believe that the estimates and assumptions that are among those most important to gain an understanding of our condensed consolidated financial statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	56.6	51.7
Gross profit	43.4	48.3
Selling, general and administrative expenses	37.5	63.3
Income (loss) from operations	5.9	(15.0)
Interest expense, net	2.9	1.0
Other income (expense), net	-	0.3
Income (loss) before provision (benefit) for income taxes	3.0	(16.3)
Provision (benefit) for income taxes	0.8	(7.8)
Net income (loss)	2.2%	(8.5)%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

   Net sales.  Net sales increased $2.8 million, or 13.9%, to $23.0 million for the three months ended March 31, 2010 from $20.2 million for the three months ended March 31, 2009. The increase was primarily attributable to a decrease in our provision for returns, a decrease in markdowns, improved performance of our 2010 new products versus those launched in 2009, an improved consumer environment and our retail partners reversing some of the inventory de-stocking effects seen in the first half of 2009.

    In 2009, a major customer discontinued the sale of our products, but this did not occur until the second quarter of 2009. Because of this discontinuation, we had no sales to this customer during the current quarter, but, in the first quarter of 2009, net sales to this customer were $2.5 million.

    Our provision for returns decreased $4.0 million, or 57.1%, to $3.0 million for the three months ended March 31, 2010 from $7.0 million for the three months ended March 31, 2009 due to a decline in expected returns from our retailers. The drivers of the lower expected returns from our retailers are the lack of sales to the customer which discontinued our products in 2009 and had a historically higher product return rate, and the absence of returns of higher-priced promotional kits which are no longer being sold but which were returned in large volumes in 2009. Provision for returns as a percentage of net sales was 13.0% for the three months ended March 31, 2010 compared to 35.0% for the three months ended March 31, 2009.  The decrease in the provision for returns as a percentage of net sales was due to the factors mentioned above, as well as the fact that returns are decreasing at a greater rate than net sales.

    Trade spending with retailers decreased by $1.9 million, or 19.3%, for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The largest driver relates to a decrease in our provision for markdowns of $1.3 million, which occurred due to the benefits of our SKU rationalization at year-end 2009. Our co-operative advertising also decreased by $935,000, driven in large part by the loss of sales to the customer which discontinued our products in 2009. These factors were partially offset by an increase in our provision for retail marketing of $229,000 and an increase in our provision for coupons of $127,000.

    During the three months ended March 31, 2010, our results included net sales of $2.9 million from our international customers compared to $2.5 million for the three months ended March 31, 2009. The increase in sales to international customers resulted primarily from our Canadian business.

Cost of Sales.  Cost of sales increased $2.6 million, or 25.0%, to $13.0 million for the three months ended March 31, 2010 from $10.4 million for the three months ended March 31, 2009. The increase in cost of sales resulted from the cost of product associated with the higher net sales compared to the prior year, lower recoveries of returns driven by lower return levels compared to the prior year period and higher fixed cost standards due to lower production volumes in the current quarter compared to the same period a year ago.  These factors were partially offset by a lower provision for obsolete and slow moving inventory, driven in part from the benefits of the SKU rationalization implemented at the end of 2009.

Cost of sales as a percentage of net sales was 56.6% for the three months ended March 31, 2010 compared to 51.7% for the three months ended March 31, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $4.2 million, or 32.8%, to $8.6 million for the three months ended March 31, 2010 from $12.8 million for the three months ended March 31, 2009.  The decrease was primarily due to a $2.7 million decrease in marketing spending, which reflects a change in the expected timing from the comparable prior period of our marketing investments. Also contributing to the decrease was a $406,000 decrease in corporate administrative costs, a $330,000 decrease in distribution costs, a $333,000 decrease in realized and unrealized foreign currency exchange losses, a $261,000 decrease in bad debt expense and a $75,000 decrease in sales force and sales administrative expenses.

Interest Expense, Net.  Interest expense, net increased $453,000, or 217.8%, to $661,000 for the three months ended March 31, 2010 from $208,000 for the three months ended March 31, 2009. The increase was primarily due to an increase in the average borrowings outstanding under our credit facility and the issuance of the new Senior Subordinated Note in November 2009.

    Other (Income) Expense, Net.  Other income, net for the three months ended March 31, 2010 was $10,000 compared to other expense, net of $57,000 for the same period in 2009, which consisted primarily of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plans.

Provision (Benefit) for Income Taxes.  The provision for income taxes represents federal, state and local income taxes.  For the three months ended March 31, 2010, the provision for income taxes was $177,000, representing an effective income tax rate of 25.4%.  The effective tax rate differed from the statutory rate for the three months ended March 31, 2010, primarily due to charitable contributions and other fluctuations in permanent differences between book and taxable income.  For the three months ended March 31, 2009, the benefit for income taxes was $1.6 million representing an effective tax rate of 48.0%.  The effective tax rate differed from the statutory rate for the three months ended March 31, 2009, primarily due to our change in the federal deferred carrying rate and fluctuations in permanent differences between book and taxable income such as research and development credits.

Liquidity and Capital Resources

Cash Flows

    As of March 31, 2010, we had $3.4 million in cash and cash equivalents compared to $3.8 million in cash and cash equivalents as of December 31, 2009. The decrease in cash and cash equivalents was due primarily to payments made on our line of credit offset by cash provided by our operating activities. As of March 31, 2010, we had $8.0 million outstanding and $10.2 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable, inventories, deferred tax assets, net, accounts payable, trade allowances, sales returns reserve and line of credit borrowings.

    Operating Activities.  Cash provided by operating activities increased $3.3 million, or 662.7%, to $2.8 million for the three months ended March 31, 2010 from cash used in operating activities of $498,000 for the three months ended March 31, 2009. The net increase in cash provided by operating activities resulted primarily from higher net non-cash activities impacting net income, offset in part by unfavorable changes in net working capital.

    Days sales outstanding ("DSO"), as calculated on a trailing 4-month basis, remained relatively consistent at 50.5 days and 51.2 days at March 31, 2010 and 2009, respectively. We regularly reevaluate our customers' ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. In addition, we implemented a customer credit watch in the fourth quarter of 2008, requiring management approval for all orders from customers that have been identified as a potential credit risk. As of March 31, 2010, we had $22.9 million of accounts receivable, net, of which $16.4 million had not been collected as of April 30, 2010.

    Our inventory turnover rate remained relatively consistent at an annualized 1.8 times per year for the three months ended March 31, 2010 compared to 1.6 times per year for the three months ended March 31, 2009. We categorize our inventories into three groups: salable inventory, excess (slow moving) inventory and obsolete inventory. Salable inventory are products that remain in distribution and for which we have less than twelve months of forecasted sales of inventory on hand. Slow moving inventory are products that also remain in distribution, but for which we have more than twelve months of forecasted sales of inventory on hand. Obsolete inventory are products that no longer are in distribution with our retailer customers. We assess and reserve for salable, slow moving and obsolete inventory throughout the year based on our historical experience in conjunction with an analysis of our current slow moving and obsolete inventory levels, forecasted plans and sales trends and planned product discontinuances. Our assessment includes discussions with our retailer customers about products to include in future retail store shelf layouts and if a product loses distribution across all retail partners, it will be deemed obsolete. Based on the above process, our provision for slow moving and obsolete inventory was $692,000 and $1.7 million for the three months ended March 31, 2010 and 2009, respectively. The decrease in our provision for obsolete and slow moving inventory for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to the benefits of our 2009 year-end SKU rationalization.

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

    Investing Activities.   Cash used in investing activities for the three months ended March 31, 2010 was $876,000, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our manufacturing and distribution equipment and information technology infrastructure. Cash used in investing activities for the three months ended March 31, 2009 was $6.3 million, which was primarily related to deposits made into our Canadian Pledge Accounts as required by the fourth amendment to our senior credit agreement with Union Bank, investments in retail permanent fixtures and capital expenditures for the replacement of machinery and equipment and improvements to our warehouse distribution systems.

    Financing Activities.   Cash used in financing activities was $2.3 million for the three months ended March 31, 2010 compared to cash provided by financing activities of $6.2 million for the three months ended March 31, 2009. The increase in cash used in financing activities was primarily due to higher net borrowings in 2009 on our revolving credit facility with Union Bank, higher net payments in 2010 on our revolving credit facility with Wells Fargo and payments for debt issuance costs in 2010.

   Future Liquidity and Capital Needs. Our net working capital increased $555,000, or 2.3%, to $24.8 million as of March 31, 2010 from $24.3 million as of December 31, 2009. We anticipate that requirements for working capital will increase during the fourth quarter of 2010, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $5.1 million for 2010 for several key projects, including $3.6 million in investments in retail permanent fixtures, $800,000 in improvements to other manufacturing and distribution equipment, $623,000 in improvements to our information technology infrastructure, $50,000 to upgrade a product assembly line and $17,000 in improvements to our research and development equipment.  We expect capital requirements related to fixture infrastructure to total $7.7 million for the period from September 2008 (inception of the project) to December 2010, of which $5.2 million was incurred as of March 31, 2010. We spent $35,000 for capital expenditures and $1.0 million for investments in retail permanent fixtures for the three months ended March 31, 2010. We believe that our cash flows from operations and funds from our financing arrangements entered into during November 2009 will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

    On November 6, 2009, Physicians terminated its senior credit agreement with Union Bank, N.A. ("Union Bank") and replaced it with a new asset-based revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo") and repaid a $4.2 million bridge loan from Mill Road Capital, L.P. ("Mill Road") using proceeds from the issuance of a new senior subordinated note to Mill Road. For a description of the senior credit agreement with Union Bank and the bridge loan from Mill Road, see Note 7 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010.

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

    The New Senior Credit Agreement requires the Company to comply with a monthly minimum book net worth covenant and a quarterly minimum adjusted EBITDA (as defined in the agreement) covenant. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to our business; and make capital expenditures in excess of $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). As of March 31, 2010, the Company held no assets aside from its investment in Physicians. The financial covenants for the year ending December 31, 2011 and thereafter will be agreed upon between Physicians and Wells Fargo at a later date.  The New Senior Credit Agreement also contains customary events of default, including a change of control of Physicians. As of March 31, 2010, the Company was in compliance with the covenants contained in the New Senior Credit Agreement.

    The New Senior Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350.  The New Senior Credit Agreement requires that we have a minimum book net worth of $48.0 million as of March 31, 2010.  As of March 31, 2010, the Company was in compliance with such covenant.  The New Senior Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, and (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation, and (ix) provisions arising from adjustments to Company’s inventory reserves for obsolete, excess, or slow moving inventory.  The New Senior Credit Agreement requires that the Company has a minimum Adjusted EBITDA of $12.3 million for the 12 months ended March 31, 2010.  As of March 31, 2010, the Company was in compliance with such covenant.

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

    As of March 31, 2010 and December 31, 2009, there was $8.0 million and $9.9 million outstanding under the new revolving credit facility, respectively, at interest rates of 3.79% and 3.75%, respectively. As of March 31, 2010 and December 31, 2009, there were no outstanding letters of credit and $10.2 and $12.2 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, the Company classified the above outstanding amount under the new revolving credit facility as a current liability in the condensed consolidated balance sheets.

    New Senior Subordinated Note.On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein, and Mill Road (the “Note Agreement” or the new "Senior Subordinated Note"), Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million.  Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road.  We used the remaining proceeds for capital expenditures and general corporate purposes.  Prior to being amended as described below, the Senior Subordinated Note was scheduled to mature on May 6, 2013 and accrue interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.  Interest expense related to the new Senior Subordinated Note totaled approximately $382,000 for the three months ended March 31, 2010 of which $104,000 was included in accrued expenses in the accompanying condensed consolidated balance sheet as of March 31, 2010.

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

    In connection with the issuance of the Senior Subordinated Note, we agreed that, for so long as the Senior Subordinated Note is outstanding, Mill Road has the right to nominate one individual to serve as a member of our board of directors (the “Board”), and we agreed to recommend to our stockholders that Mill Road’s designee be elected to the Board at our annual meetings of stockholders for as long as the Senior Subordinated Note is outstanding.

    In addition, Mill Road agreed that, until September 30, 2012, it would not acquire more than 35% of our common stock or seek to elect any directors to the Board (other than the one director it is entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board.  These restrictions will be released if we receive a bid for the acquisition of Physicians Formula Holdings, Inc. (other than from Mill Road or its affiliates).  As required under the Note Agreement, we sought stockholder approval in order to comply with the Nasdaq shareholder approval requirements and to satisfy certain sections of the Delaware General Corporation Law, because Mill Road is an “interested stockholder” for purposes of the statute.  Because Mill Road is an interested stockholder, we were required to obtain the vote of 66 2/3% of the outstanding common stock not owned by Mill Road to approve the transactions.  At the special meeting of the stockholders held on April 28, 2010, the stockholders approved, by the requisite margin, an amendment to the Senior Subordinated Note and the issuance of warrants to Mill Road entitling Mill Road to purchase 650,000 shares of our common stock at an exercise price of $0.25 per share for up to seven years from the date of issuance.  As a result of approving the amendment, the cash interest that we are required to pay on the Senior Subordinated Note will be reduced by 5.0% or by approximately $400,000 per year, the maturity of the Senior Subordinated Note will be extended by 18 months to November 6, 2014, the penalty for optional prepayments after November 6, 2013 will be reduced, and the existing limit on the amount of collateral securing the Senior Subordinated Note will be removed.  As a result of the issuance of the warrant shares, Mill Road beneficially owns 2,516,943 shares of the Company’s common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (22.4%) of our common stock.  We will file a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares underlying the warrants pursuant to a registration rights agreement to be entered into with Mill Road. Nothing in the preceding sentence shall be construed as an offering of securities for sale.

    In connection with the new revolving credit facility and Senior Subordinated Notes, and the amendments thereto, we incurred total costs of $2.2 million associated with these agreements, which included $250,000 and $222,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

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

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 and Part II, Item 1A, “Risk Factors” in this quarterly report on Form 10-Q. Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

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

(b)  Interest Rate Risk.

Since November 6, 2009, we are exposed to interest rate risks primarily through borrowings under our New Senior Credit Agreement (and previously under our old senior credit agreement). Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our senior credit agreement during the three months ended March 31, 2010 was $8.2 million and the interest rate in effect at March 31, 2010 was 3.79%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $20,000 change to interest expense for the three months ended March 31, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Rule 13a-15 under the Exchange Act, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

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

PART II.
OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to our condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 5.  EXHIBITS

Exhibit Number
Description
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Jeff M. Berry, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.
/s/ Ingrid Jackel
Date: May 7, 2010	By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ Jeff M. Berry
Date: May 7, 2010	By: Jeff M. Berry
Its: Chief Financial Officer (principal financial and accounting officer)