Form 10-Q
period 2010-06-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2010-08-06
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR

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

    The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 4, 2010, was 13,589,668.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,911	$3,797
Accounts receivable, net of allowance for doubtful accounts of $1,071 and $1,165
as of June 30, 2010 and December 31, 2009, respectively	16,145	25,153
Inventories	26,114	21,202
Prepaid expenses and other current assets	1,111	1,764
Income taxes receivable	3,366	1,462
Deferred tax assets, net	6,398	9,611
Total current assets	55,045	62,989

PROPERTY AND EQUIPMENT, NET	2,988	3,603
OTHER ASSETS, NET	6,412	6,072
INTANGIBLE ASSETS, NET	33,134	34,016
TOTAL ASSETS	$97,579	$106,680

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,781	$9,507
Accrued expenses	1,644	2,258
Trade allowances	5,267	5,907
Sales returns reserve	4,208	11,103
Line of credit borrowings	7,900	9,926
Total current liabilities	27,800	38,701

DEFERRED TAX LIABILITIES, NET	9,760	10,579
RELATED PARTY LONG-TERM DEBT, net of unamortized discount of $919 and none
as of June 30, 2010 and December 31, 2009, respectively	7,211	8,000
OTHER LONG-TERM LIABILITIES	597	630
Total liabilities	45,368	57,910

COMMITMENTS AND CONTINGENCIES (NOTE 8)

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no
shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Common stock, $0.01 par value—50,000,000 shares authorized, 13,589,668 shares
issued and outstanding at June 30, 2010 and December 31, 2009	136	136
Additional paid-in capital	61,635	60,080
Accumulated deficit	(9,560)	(11,446)
Total stockholders' equity	52,211	48,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$97,579	$106,680

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
NET SALES	$20,761	$21,051	$43,727	$41,223
COST OF SALES	9,777	8,220	22,772	18,652
GROSS PROFIT	10,984	12,831	20,955	22,571
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,652	9,874	17,275	22,645
INTANGIBLE ASSET IMPAIRMENT	-	1,100	-	1,100
INCOME (LOSS) FROM OPERATIONS	2,332	1,857	3,680	(1,174)
INTEREST EXPENSE, NET	611	471	1,272	679
OTHER (INCOME) EXPENSE, NET	22	(45)	12	12
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	1,699	1,431	2,396	(1,865)
PROVISION (BENEFIT) FOR INCOME TAXES	333	840	510	(742)
NET INCOME (LOSS)	$1,366	$591	$1,886	$(1,123)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.10	$0.04	$0.14	$(0.08)
Diluted	$0.09	$0.04	$0.13	$(0.08)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,589,668	13,578,083	13,589,668	13,577,603
Diluted	14,479,442	14,051,524	14,268,318	13,577,603

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,886	$(1,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset impairment	-	1,100
Depreciation and amortization	2,226	1,888
Exchange rate gain	(70)	(82)
Deferred income taxes	2,394	(664)
Provision for bad debts	(93)	305
Amortization of debt discount and debt issuance costs	363	106
Stock-based compensation expense	577	563
Payment in kind interest	163	-
Changes in assets and liabilities:
Accounts receivable	9,171	11,447
Inventories	(4,874)	8
Prepaid expenses and other current assets	916	396
Accounts payable	(710)	(251)
Accrued expenses, trade allowances and sales returns reserve	(8,445)	(5,688)
Income taxes receivable	(1,904)	(2,214)
Other long-term liabilities	(19)	13
Net cash provided by operating activities	1,581	5,804

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(82)	(463)
Other assets	(878)	(1,753)
Restricted cash	-	(6,507)
Net cash used in investing activities	(960)	(8,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (paydowns) borrowings under line of credit	(2,026)	2,729
Debt issuance costs	(481)	(181)
Exercise of stock options	-	1
Net cash (used in) provided by financing activities	(2,507)	2,549

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,886)	(370)
CASH AND CASH EQUIVALENTS—Beginning of period	3,797	620
CASH AND CASH EQUIVALENTS—End of period	$1,911	$250

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$935	$594
Cash paid for income taxes	$36	$2,121

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
The Company had accounts payable of $6 and $128 outstanding as of June 30, 2010 and 2009, respectively, related to purchases of property and equipment.

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

    The accompanying condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the six months ended June 30, 2010 and 2009 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2010, its results of operations for the three and six months ended June 30, 2010 and 2009, and its cash flows for the six months ended June 30, 2010 and 2009. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2010. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Customer A	32%	28%	32%	26%
Customer B	16%	21%	19%	20%
Customer C	14%	13%	13%	12%

Two customers individually accounted for 10% or more of gross accounts receivable and together accounted for 49% of gross accounts receivable at June 30, 2010.  Three customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 66% of gross accounts receivable at December 31, 2009.

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

    The fair value of the Company's related party long-term debt was approximately $7.1 million at June 30, 2010 and is classified within Level 3 of the fair value hierarchy (see Note 7 for further details).

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

3.  NET INCOME (LOSS) PER COMMON SHARE

    Basic net income (loss) per common share is computed as net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur from the exercise of outstanding stock options and warrants and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options and warrants, if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options and warrants, calculated using the treasury stock method (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Net income (loss)	$1,366	$591	$1,886	$(1,123)
Denominator:
Weighted-average number of common shares—basic	13,590	13,578	13,590	13,578
Effect of dilutive stock options	486	473	476	-
Effect of dilutive warrants	403	-	202	-
Weighted-average number of common shares—diluted	14,479	14,051	14,268	13,578

Net income (loss) per common share:
Basic	$0.10	$0.04	$0.14	$(0.08)
Diluted	$0.09	$0.04	$0.13	$(0.08)

    Stock options for the purchase of 1,234,000 and 679,241 shares of common stock were excluded from the above calculation during the three months ended June 30, 2010 and 2009, respectively, as the effect of those options was anti-dilutive. Stock options for the purchase of 1,434,000 and 1,113,889 shares of common stock were excluded from the above calculation during the six months ended June 30, 2010 and 2009, respectively, as the effect of those options was anti-dilutive.

4.  INVENTORIES

    Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Raw materials and components	$12,415	$10,077
Finished goods	13,699	11,125
Total	$26,114	$21,202

5.  OTHER ASSETS

    Other assets consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Retail permanent fixtures, net of accumulated amortization of $1,562 and $899 as of
June 30, 2010 and December 31, 2009, respectively	$3,656	$3,236
Capitalized debt issuance costs, net of accumulated amortization of $454 and $112 as
of June 30, 2010 and December 31, 2009, respectively	1,815	2,005
Deposits	360	360
Restricted investments	228	245
Income tax receivable	226	226
Other	127	-
Total	$6,412	$6,072

     Retail permanent fixtures are permanent fixtures for the display of the Company's products at certain of the Company's retail customer stores. The Company incurred costs for retail permanent fixtures of $1.3 million for the three months ended June 30, 2009 and $1.1 million and $1.8 million for the six months ended June 30, 2010 and 2009, respectively. The costs incurred for retail permanent fixtures during the three months ended June 30, 2010 were not significant. These retail permanent fixtures are being placed in service in connection with the retail customers' resets of selling space, and are recorded at cost and these costs are amortized over a period of three years. Amortization expense was $345,000 and $86,000 for the three months ended June 30, 2010 and 2009, respectively, and $663,000 and $367,000 for the six months ended June 30, 2010 and 2009, respectively. Amortization of retail permanent fixtures is expected to be approximately $609,000 for the remainder of 2010, $1.2 million for 2011, $1.2 million for 2012 and $609,000 for 2013.

    The Company incurred costs of $2.3 million during late 2009 associated with obtaining the new senior revolving credit facility and new senior subordinated note, and the amendments thereto (see Note 7 for further details). As of June 30, 2010, these costs are being amortized over the life of the related debt obligations as an additional component of interest expense and are expected to be fully amortized by November 6, 2014.

    Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value. For the three months ended June 30, 2010 and 2009, unrealized (losses) gains related to these investments were ($29,000) and $45,000, respectively. For the six months ended June 30, 2010 and 2009, unrealized losses related to these investments were $21,000 and $12,000, respectively.

6.  INTANGIBLE ASSETS

    Definite-lived intangible assets consisted of the following (in thousands):

	June 30, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$8,699	$(3,867)	$4,832	$8,699	$(3,577)	$5,122
Distributor relationships	23,701	(7,899)	15,802	23,701	(7,307)	16,394
Total	$32,400	$(11,766)	$20,634	$32,400	$(10,884)	$21,516

Amortization expense was $441,000 for each of the three month periods ended June 30, 2010 and 2009 and $882,000 for each of the six month periods ended June 30, 2010 and 2009. Amortization of intangibles will be approximately $883,000 for the remainder of 2010 and approximately $1.8 million in each of the next five years. Additionally, the Company did not identify any events or circumstances that would require an impairment analysis of its definite-lived intangible assets, and other long-lived assets as of June 30, 2010.

The changes in the carrying amounts of indefinite-lived intangible assets as of June 30, 2010 and December 31, 2009, are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Trade names
Balance—beginning of period	$12,500	$13,600
Impairment charge	-	(1,100)
Balance—end of period	$12,500	$12,500

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

    During the second quarter of 2010, the Company tested trade names for impairment and based on the analysis an impairment charge was not recorded as the fair value of the trade names exceeded their carrying value. During the second quarter of 2009, the Company tested trade names for impairment. Based on this analysis and due to the continued downturn in the economy which significantly lowered discretionary spending and the continued decline in the Company's market capitalization, trade names with a carrying amount of $13.6 million were written down to their fair value of $12.5 million, resulting in an impairment charge of $1.1 million.

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

7.  FINANCING ARRANGEMENTS

Senior Credit Agreement

    On March 30, 2009, Physicians entered into a senior credit agreement with Union Bank, N.A. ("Union Bank") which converted the entire previously outstanding facility into an asset-based revolving credit facility, and the previously outstanding term loan was replaced with borrowings under the revolving credit facility of the senior credit agreement.  On July 29, 2009, Physicians entered into an amendment to the senior credit agreement whereby the lender reduced its revolving loan commitment from $25.0 million to $20.0 million.

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

  New Senior Credit Agreement

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

    Under the New Senior Credit Agreement, all payments to Physicians and its subsidiaries are required to be deposited into a lockbox account provided by Wells Fargo, except that payments in connection with the Company’s Canadian operations may be deposited into a lockbox account with Royal Bank of Canada. Any amounts deposited into a lockbox account with Wells Fargo will be swept to a collection account to be applied to repay the outstanding borrowings under the new revolving credit facility. If the balance in Physicians’ Canadian account exceeds Canadian $2.0 million at any time, Physicians must within 10 days after such occurrence transfer the excess amount to the collection account to repay borrowings under the new revolving credit facility. In addition, at any time, Physicians may transfer amounts out of the restricted Canadian accounts to repay borrowings under the revolving credit facility or, so long as no event of default exists, pay costs and expenses incurred in connection with the Company’s Canadian operations from its Canadian operating account.

   The New Senior Credit Agreement requires the Company to comply with a monthly minimum book net worth covenant and a quarterly minimum adjusted EBITDA (as defined in the agreement) covenant. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to our business; and make capital expenditures in excess of $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). As of June 30, 2010, the Company held no assets aside from its investment in Physicians. The financial covenants for the periods after December 31, 2010 will be agreed upon between Physicians and Wells Fargo at a later date.  The New Senior Credit Agreement also contains customary events of default, including a change of control of Physicians. As of June 30, 2010, the Company was in compliance with the covenants contained in the New Senior Credit Agreement (see further details below).

    The New Senior Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350, Intangibles-Goodwill and Other. The New Senior Credit Agreement requires that the Company has a minimum book net worth of $48.75 million as of June 30, 2010.  As of June 30, 2010, the Company was in compliance with such covenant.  The New Senior Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, and (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation, and (ix) provisions arising from adjustments to the Company’s inventory reserves for obsolete, excess, or slow moving inventory. On June 29, 2010, Physicians entered into the First Amendment to the New Senior Credit Agreement (the "First Amendment") with Wells Fargo which reduced the minimum adjusted EBITDA covenant for the 12 months ended June 30, 2010 by $850,000 to $11.0 million from $11.85 million. As of June 30, 2010, the Company was in compliance with such covenant. All other covenants, including the book net worth covenant, the maximum capital expenditure covenant and the other 2010 minimum adjusted EBITDA covenants were not modified. In connection with the First Amendment, the Company paid Wells Fargo a fee of $10,000 and related expenses.

   The New Senior Credit Agreement and the Note Agreement with respect to the Company's Senior Subordinated Note (discussed below under “New Senior Subordinated Note”) contain provisions that could result in the acceleration of maturity of the indebtedness and entitle the lenders to exercise remedies upon an event of default, including a default of the financial covenants. There is no assurance that the Company would receive waivers should it not meet its financial covenant requirements.  Even if the Company is able to obtain a waiver, in connection with negotiating a waiver, it may be required to agree to other changes in the senior credit agreement including increased interest rates, tighter covenants or lower availability thresholds or pay a fee for such waiver. If the Company is not able to comply with the new financial covenants in the senior credit agreement and it is unable to obtain waivers, the Company would need to obtain additional sources of liquidity; however, given the current state of the worldwide credit markets, there can be no assurance that the Company will be able to obtain additional sources of liquidity on terms acceptable to it, or at all.

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

    As of June 30, 2010 and December 31, 2009, there was $7.9 million and $9.9 million outstanding under the new revolving credit facility, respectively, at interest rates of 4.03% and 3.75%, respectively. As of June 30, 2010 and December 31, 2009, there were no outstanding letters of credit and $5.9 million and $12.2 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, the Company classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

New Senior Subordinated Note

    On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein and Mill Road (the “Note Agreement” or "Senior Subordinated Note"), reported as Related Party Long-Term Debt on the accompanying condensed consolidated balance sheets, Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million. Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road.  The Company used the remaining proceeds for capital expenditures and general corporate purposes.  Prior to an amendment entered into during April 2010 as described below, the Senior Subordinated Note was scheduled to mature on May 6, 2013 and accrue interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.  Interest expense related to the new Senior Subordinated Note totaled approximately $322,000 and $704,000 for the three and six months ended June 30, 2010, respectively, of which $82,000 was included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2010.

    Subject to the terms of the new revolving credit facility, the Senior Subordinated Note may be redeemed in whole or in part prior to November 6, 2010 at an amount equal to 105% of the aggregate principal amount of the outstanding Notes, decreasing to 104% if redeemed on or after November 6, 2010 and prior to November 6, 2011, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012.  In addition, Physicians must make an offer to redeem the Senior Subordinated Notes upon a change of control of Physicians at the then applicable redemption price.  The Company is required to comply with substantially the same covenants under the Note Agreement that it is required to comply with under the New Senior Credit Agreement.  However, the Company is not required to comply with the minimum adjusted EBITDA covenant beginning in 2010.  In addition, the events of default under the Note Agreement are substantially the same as the events of default under the New Senior Credit Agreement.  The Senior Subordinated Note is guaranteed by the Company and Physicians’ subsidiaries and is secured by a first lien on certain intellectual property and a second lien on substantially all of the other assets of the Company and its subsidiaries and pledges of the stock of Physicians and its subsidiaries.  The value of the collateral subject to these liens is limited to the lesser of 10% of the value of the assets of Physicians Formula Holdings, Inc. and its subsidiaries and 10% of the value of all outstanding common stock of Physicians Formula Holdings, Inc. as of November 6, 2009 (the “10% Cap”).  Pursuant to an intercreditor agreement entered into between Physicians, Mill Road and Wells Fargo in connection with the New Senior Credit Agreement and Note Agreement (the "New Intercreditor Agreement"), the Senior Subordinated Note is subordinate in right of payment to the prior paying of all obligations under the New Senior Credit Agreement and the liens securing the obligations under the Note Agreement are junior and subordinate to the liens securing the obligations under the New Senior Credit Agreement (except for first liens on certain intellectual property). In addition, the New Intercreditor Agreement prohibits certain amendments to the Note Agreement without the consent of Wells Fargo and prohibits certain amendments to the New Senior Credit Agreement without the consent of Mill Road.

    In connection with the issuance of the Senior Subordinated Note, Mill Road agreed that, until September 30, 2012, it would not acquire more than 35% of the Company’s common stock or seek to elect any directors to the Board (other than the one director it is entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board. These restrictions will be released if the Company receives a bid for the acquisition of the Company (other than from Mill Road or its affiliates).

    As required under the Note Agreement, the Company sought stockholder approval in order to comply with the Nasdaq shareholder approval requirements and to satisfy certain sections of the Delaware General Corporation Law, because Mill Road is an “interested stockholder” for purposes of the statute.  Because Mill Road is an interested stockholder, the Company was required to obtain the vote of 66 2/3% of the outstanding common stock not owned by Mill Road to approve the transactions.  At the special meeting of the stockholders held on April 28, 2010, the stockholders approved, by the requisite margin, a Second Amendment to the Senior Subordinated Note (the "Second Amendment") and the issuance of warrants to Mill Road.

    On April 30, 2010, Physicians, the Company, the subsidiaries of Physicians and Mill Road entered into the Second Amendment. Under the Second Amendment, Mill Road agreed to reduce the interest rate on the Senior Subordinated Note from 19% per annum (15% payable in cash monthly and 4% payable in kind with quarterly compounding) to 14% per annum (10% payable in cash monthly and 4% payable in kind with annual compounding), and to extend the maturity of the Senior Subordinated Note by 18 months to November 6, 2014. The prepayment premium for an optional redemption was also amended so that if the Senior Subordinated Note is redeemed on or after November 6, 2011 and prior to November 6, 2012, the prepayment premium would be 102%, decreasing to 101% if redeemed on or after November 6, 2012 and prior to November 6, 2013, and decreasing to 100% if redeemed on or after November 6, 2013. In addition, the existing limit on the amount of collateral securing the Senior Subordinated Note was removed.

    In addition, as required by the Note Purchase Agreement and as consideration for the reduction in interest payments, on April 30, 2010, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of the Company's common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. As a result of the issuance of the warrants, Mill Road beneficially owns 2,516,943 shares of the Company's common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company's common stock. The Company filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares underlying the warrants pursuant to a registration rights agreement entered into with Mill Road. Nothing in the preceding sentence shall be construed as an offering of securities for sale.

    On June 3, 2010, Physicians, the Company, the subsidiaries of Physicians and Mill Road entered into a Third Amendment to the Senior Subordinated Note (the "Third Amendment"). Pursuant to the Third Amendment, Mill Road has the right to nominate one individual to serve as a member of the Company's board of directors (the "Board") so long as (A) the outstanding principal amount under the Senior Subordinated Note is no less than $2.0 million and Mill Road owns shares of, or securities convertible into, or exercisable for, capital stock of the Company, or (B) Mill Road owns no less than 5% of the issued and outstanding capital stock of the Company (on a fully diluted basis) and any part of the Senior Subordinated Note is outstanding. In addition, in the Third Amendment, the Company agrees to (i) increase the size of the Board and appoint Mill Road's nominee to the Board, and (ii) recommend to the Company's stockholders that Mill Road's nominee to the Board be elected to the Board at the annual meetings of stockholders (clauses (i) and (ii) together, the "Company Obligations"), in each case so long as the conditions in clauses (A) or (B) of the immediately preceding sentence are met. Prior to the Third Amendment, Mill Road had the right to nominate one individual to serve as a member of the Board and the Company had an obligation to perform the Company Obligations, in each case so long as the Senior Subordinated Note was outstanding.

    In connection with the new revolving credit facility and Senior Subordinated Note, and the amendments thereto, the Company incurred total costs of $2.3 million associated with these agreements, which included $250,000 and $222,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

    The issuance of the warrants and reduction in interest payments has been accounted for as a partial conversion of the required payments under the Note Purchase Agreement for equity interests under ASC 470-20, Debt with Conversion and Other Options. ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuers borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense.

    The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $322,000 and $704,000 for the three and six months ended June 30, 2010, respectively. Interest expense related to amortization of the debt discount was $21,000 for each of the three and six months ended June 30, 2010.

    Long-term debt and the equity component of the Senior Subordinated Note as of June 30, 2010 is as follows:

Senior Subordinated Note	$8,130
Unamortized discount	(919)
Net carrying value of Senior Subordinated Note	$7,211

Equity component of Senior Subordinated Note	$940

    The estimated fair value of the Senior Subordinated Note, based on publicly traded debt of comparable companies with similar features, was approximately $7.1 million compared to its carrying value of $7.2 million at June 30, 2010.

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

    The shallow soils and groundwater below the Company's City of Industry facilities were contaminated by the former operator of the property. The former operator performed onsite cleanup, and the Company anticipates that it will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, the Company believes the cost, which the Company is not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to the Company in the past, and which the Company believes remain financially able to do so.

    The facilities are located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. The Company, along with many others, was named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). The Company entered into a settlement with another PVOU PRP, pursuant to which, in return for a payment the Company had already made and had been fully indemnified for by a third party, the other PRP indemnified the Company against most claims for PVOU contamination. A court approved and entered a consent decree among the other PRP, the Company and the EPA that resolves the Company's liability for cleanup of regional groundwater contamination without any payment by the Company to the EPA. Depending on the scope and duration of the cleanup, the Company may be required to make further payments to the other PRP for regional groundwater remediation costs. The Company estimates the amount of such additional payments, if any, would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. The Company expects any such additional payments by the Company to be covered by indemnities given to the Company by other companies. Those companies may contest their indemnity obligation for these payments. The Company believes the companies are financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims.

    The Company believes its liability for these contamination matters and related claims is substantially covered by third-party indemnities, has been resolved by prior agreements and settlements, and any costs or expenses associated therewith will be borne by prior operators of the facilities, their successors and their insurers. The Company is attempting to recoup approximately $760,000 in defense costs from one of these indemnitors. These costs have been expensed as paid by the Company and are not recorded in the accompanying condensed consolidated balance sheets.

9.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

     In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of June 30, 2010, a total of 264,317 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors.

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

    Options are granted with exercise prices not less than the fair value on the date of grant, as determined by the Board of Directors, based on the closing price on the grant date.

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2010	1,638,666	$5.83		136,681	$0.10
Granted	230,000	2.27		-	-
Forfeited	(458)	9.54		-	-
Options outstanding—June 30, 2010	1,868,208	$5.39	$(3,982,000)	136,681	$0.10	$432,000
Vested and expected to vest - June 30, 2010	1,868,208	$5.39	$(3,982,000)	136,681	$0.10	$432,000

    The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the six months ended June 30, 2010 and 2009 utilizing the following weighted-average assumptions:

	Six Months Ended
	June 30,
	2010	2009
Risk-free interest rate	2.20%	1.96%
Volatility	47.8%	58.6%
Dividend rate	None	None
Life in years	5.1	5.6

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

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2010	761,170	$5,151,000				136,681	$14,000
Vested	174,309	1,224,000				-	-
Forfeited	(458)	(4,000)				-	-
June 30, 2010	935,021	$6,371,000	$ 6.81	5.9 years	$ (3,322,000)	136,681	$14,000	$ 0.10	3.3 years	$ 432,000

    As of June 30, 2010, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.2 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-
		Average
	Number	Grant Date
	of Options	Fair Value
January 1, 2010	877,496	$2.53
Vested	(174,309)	3.56
Granted	230,000	1.01
June 30, 2010	933,187	1.96

The total fair value of options that vested during the six months ended June 30, 2010 and 2009 was $620,000 and $598,000, respectively.

As of June 30, 2010, total unrecognized estimated compensation cost related to non-vested stock options was approximately $1.8 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. There were no exercises of stock options during the six months ended June 30, 2010. The Company recorded $1,000 of cash received from the exercise of 12,550 stock options during the six months ended June 30, 2009 and issued 12,550 new shares of common stock.

  The Company recognized $614,000 and $606,000 of pre-tax non-cash share-based compensation expense for each of the six months ended June 30, 2010 and 2009, respectively.  Non-cash share-based compensation cost of $37,000 was a component of cost of sales and $577,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2010. Non-cash share-based compensation cost of $43,000 was a component of cost of sales and $563,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2009. The Company recognized a related tax benefit of $251,000 and $247,000 for the six months ended June 30, 2010 and 2009, respectively.  The Company capitalized non-cash share-based compensation expense of $39,000 and $34,000 in inventory for the six months ended June 30, 2010 and 2009, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits, if any, are classified as financing cash flows.

10.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company's assets are located in the United States and Canada. As of June 30, 2010, the Company had total assets of $1.3 million located in Canada, or 1.3%, of the Company's total assets, including approximately $714,000 of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
United States	$17,663	$18,198	$37,751	$35,918
Canada	2,943	2,568	5,801	4,992
Other	155	285	175	313
	$20,761	$21,051	$43,727	$41,223

11.  SUBSEQUENT EVENT

On July 28, 2010, the Company received a federal tax refund of $3.1 million as a result of carrying back our 2009 taxable losses to 2007. The $3.1 million federal tax refund received was included as a component of the income taxes receivable balance as of June 30, 2010 on the accompanying condensed consolidated balance sheets.

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

The leases for our facilities in Azusa, City of Industry and Covina, California expire in December 2010.  We are in the closing stages of the facility lease extension process for all four of our locations.

Overview of U.S. Market Share Data

    Based on retail sales data provided by ACNielsen, our approximate dollar share of the masstige market, as defined below, was 6.7% for the 52 weeks ended June 12, 2010 compared to 7.9% for the same period in the prior year. This represents a 15% decrease in our share of the masstige market, which includes the impact of a lost major customer in the second quarter of 2009. The overall dollar sales for the masstige market declined 1% during this period.

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

Critical Accounting Policies and Estimates

    Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure as of the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, returns, trade allowances, inventories, goodwill and other intangible assets, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of inherently uncertain matters that are included within these accounting policies could result in a significant change to the information presented in the condensed consolidated financial statements. We believe that the estimates and assumptions that are among those most important to gain an understanding of our condensed consolidated financial statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$100.0%	$100.0%	$100.0%	$100.0%
Cost of sales	47.1	39.0	52.1	45.2
Gross profit	52.9	61.0	47.9	54.8
Intangible asset impairment	-	5.2	-	2.7
Selling, general and administrative expenses	41.7	46.9	39.5	54.9
Income (loss) from operations	11.2	8.9	8.4	(2.8)
Interest expense, net	2.9	2.2	2.9	1.6
Other (income) expense, net	0.1	(0.2)	-	-
Income (loss) before provision (benefit) for income taxes	8.2	6.9	5.5	(4.4)
Provision (benefit) for income taxes	1.6	4.0	1.2	(1.8)
Net income (loss)	$6.6%	$2.9%	$4.3%	$(2.6)%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Net Sales.  Net sales decreased $290,000, or 1.4%, to $20.8 million for the three months ended June 30, 2010 from $21.1 million for the three months ended June 30, 2009. The decrease was primarily due to the fact that the three months ended June 30, 2009 included $907,000 of net sales to a customer that discontinued our products in the second quarter of 2009. Also, contributing to the decrease in net sales was an increase in our returns provision, which was partially offset by a decrease in trade spending.

Our provision for returns increased $555,000, or 28.7%, to $2.5 million for the three months ended June 30, 2010 from $1.9 million for the three months ended June 30, 2009 due primarily to a reduction in the returns provision recorded during the three months ended June 30, 2009 to reflect the discontinuation of our products by a major customer late in the second quarter of 2009, which notified us that they would not return any products after the second quarter of 2009, as well as the sizable reduction in high-priced kits from our product mix.

Trade spending with retailers decreased $272,000, or 4.5%, to $5.8 million for the three months ended June 30, 2010 from $6.1 million for the three months ended June 30, 2009, which included a decrease in our provision for coupons of $898,000 and a decrease in our provision for markdowns of $242,000, partially offset by an increase in our provision for retail marketing of $772,000 and an increase in our other trade allowances of $96,000.

During the three months ended June 30, 2010, our results included net sales of $3.1 million to our international customers compared to $2.9 million for the three months ended June 30, 2009. The increase in sales to international customers resulted primarily from our Canadian business.

Cost of Sales.  Cost of sales increased $1.6 million, or 18.9%, to $9.8 million for the three months ended June 30, 2010 from $8.2 million for the three months ended June 30, 2009. The increase in cost of sales resulted primarily from lower than anticipated recoveries of returns driven by lower actual return levels compared to the prior year period and higher fixed cost standards due to lower production volumes in the current quarter compared to the same period a year ago. These factors were partially offset by a lower provision for obsolete and slow moving inventory, driven in part from the benefits of the SKU rationalization implemented at the end of 2009 and the introduction of fewer new products in 2010.

Cost of sales as a percentage of net sales was 47.1% for the three months ended June 30, 2010 compared to 39.0% for the three months ended June 30, 2009.

Intangible Asset Impairment.  During the three months ended June 30, 2009, we recorded a non-cash charge of $1.1 million for the impairment of our trade names. We evaluate our indefinite-lived intangible asset for impairment in the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amount of the asset may not be recoverable. This non-cash impairment charge does not impact our overall business operations. No such impairment charge was recorded during 2010 based on our impairment analysis.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $1.2 million, or 12.4%, to $8.7 million for the three months ended June 30, 2010 from $9.9 million for the three months ended June 30, 2009. The decrease was primarily due to a $1.5 million decrease in marketing expenses, as the planned incurrence of those expenses were shifted from the second quarter to the fourth quarter of 2010 for strategic reasons. Also contributing to the decrease was a $245,000 decrease in distribution costs, a $137,000 decrease in bad debt expense and a $136,000 decrease in freight and warehouse costs, which were partially offset by a $543,000 increase in realized and unrealized foreign currency exchange losses and a $213,000 increase in corporate administrative costs.

Interest Expense, Net.  Interest expense, net increased $140,000, or 29.7%, to $611,000 for the three months ended June 30, 2010 from $471,000 for the three months ended June 30, 2009. The increase was primarily due to an increase in the average borrowings outstanding under our credit facility and the issuance of the Senior Subordinated Note in November 2009.

    Other (Income) Expense, Net.  Other expense, net for the three months ended June 30, 2010 was $22,000 compared to other income, net of $45,000 for the same period in 2009, which consisted primarily of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plans.

Provision (Benefit) for Income Taxes.  The provision for income taxes represents federal, state and local income taxes.  For the three months ended June 30, 2010, the provision for income taxes was $333,000, representing an effective income tax rate of 19.6%.  The effective tax rate differed from the statutory rate for the three months ended June 30, 2010, primarily due to the impact of the graduated federal tax rates, charitable contributions and other fluctuations in permanent differences between book and taxable income such as research and development credits. For the three months ended June 30, 2009, the provision for income taxes was $840,000, representing an effective tax rate of 58.7%. The effective tax rate differed from the statutory rate for the three months ended June 30, 2009, primarily due to permanent differences between book and taxable income such as tax benefit deficiencies on stock options exercised and forfeited and research and development credits.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

    Net sales.  Net sales increased $2.5 million, or 6.1%, to $43.7 million for the six months ended June 30, 2010 from $41.2 million for the six months ended June 30, 2009. The increase was primarily attributable to a decrease in our provision for returns, a decrease in trade spending, increase in net sales of our 2010 new products compared to our 2009 new products, an improved consumer environment and our retail partners reversing some of the inventory de-stocking effects seen in the first half of 2009.

The above increases were partially offset by a major customer that discontinued the sale of our products in the second quarter of 2009.  Because of this discontinuation, we had no sales to this customer during the six months ended June 30, 2010, but, in the six months ended June 30, 2009, net sales to this customer were $3.3 million.

Our provision for returns decreased $3.5 million, or 39.1%, to $5.5 million for the six months ended June 30, 2010 from $9.0 million for the six months ended June 30, 2009 due to a decline in expected returns from our retailers. The drivers of the lower expected returns from our retailers are the lack of sales to the customer which discontinued our products in 2009 and had a historically higher product return rate, and the absence of returns of higher-priced promotional kits which are no longer being sold but which were returned in large volumes in 2009. Provision for returns as a percentage of net sales was 12.5% for the six months ended June 30, 2010 compared to 21.7% for the six months ended June 30, 2009. The decrease in the provision for returns as a percentage of net sales was due to the factors mentioned above.

Trade spending with retailers decreased $2.2 million, or 13.7%, for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, which included a decrease in our provision for markdowns of $1.5 million, a decrease in co-operative advertising of $902,000 and a decrease in coupon expense of $771,000, partially offset by an increase in retail marketing of $1.0 million.

During the six months ended June 30, 2010, our results included net sales of $6.0 million to our international customers compared to $5.3 million for the six months ended June 30, 2009. The increase in sales to international customers resulted primarily from our Canadian business.

Cost of Sales.  Cost of sales increased $4.1 million, or 22.1%, to $22.8 million for the six months ended June 30, 2010 from $18.7 million for the six months ended June 30, 2009. The increase in cost of sales resulted primarily from lower than anticipated recoveries of returns driven by lower actual return levels compared to the prior year period and higher fixed cost standards due to lower production volumes in the current period compared to the same period a year ago. These factors were partially offset by a lower provision for obsolete and slow moving inventory, driven in part from the benefits of the SKU rationalization implemented at the end of 2009 and the introduction of fewer new products in 2010.

Cost of sales as a percentage of net sales was 52.1% for the six months ended June 30, 2010 compared to 45.2% for the six months ended June 30, 2009.

Intangible asset impairment.  During the six months ended June 30, 2009, we recorded a non-cash charge of $1.1 million for the impairment of our trade names. We evaluate our indefinite-lived intangible asset for impairment in the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amount of the asset may not be recoverable. This non-cash impairment charge does not impact our overall business operations. No such impairment charge was recorded during 2010 based on our impairment analysis.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $5.4 million, or 23.7%, to $17.3 million for the six months ended June 30, 2010 from $22.6 million for the six months ended June 30, 2009. The decrease was primarily due to a $4.2 million decrease in marketing expenses, as the planned incurrence of those expenses were shifted from the second quarter to the fourth quarter of 2010 for strategic reasons. Also contributing to the decrease was a $577,000 decrease in distribution costs, a $398,000 decrease in bad debt expense, a $236,000 decrease in corporate administrative costs and a $166,000 decrease in freight and warehouse costs, which were partially offset by a $210,000 increase in realized and unrealized foreign currency exchange gains.

Interest Expense, Net.  Interest expense, net increased $593,000, or 87.3%, to $1.3 million for the six months ended June 30, 2010 from $679,000 for the six months ended June 30, 2009. The increase was primarily due to an increase in the average borrowings outstanding under our credit facility and the issuance of the Senior Subordinated Note in November 2009.

    Other (Income) Expense, Net.  Other expense, net was $12,000 for each of the six months ended June 30, 2010 and 2009, which consisted primarily of unrealized losses related to investments held as part of our non-qualified deferred compensation plans.

Provision (Benefit) for Income Taxes.  The provision for income taxes represents federal, state and local income taxes.  For the six months ended June 30, 2010, the provision for income taxes was $510,000, representing an effective income tax rate of 21.3%. The effective tax rate differed from the statutory rate for the six months ended June 30, 2010, primarily due to the impact of the graduated federal tax rates, charitable contributions and other fluctuations in permanent differences between book and taxable income such as research and development credits. For the six months ended June 30, 2009, the benefit for income taxes was $742,000 representing an effective tax rate of 39.8%. The effective tax rate differed from the statutory rate for the six months ended June 30, 2009, primarily due to our change in the federal deferred carrying rate and permanent differences between book and taxable income such as tax benefit deficiencies on stock options exercised and forfeited and research and development credits.

Liquidity and Capital Resources

Cash Flows

    As of June 30, 2010, we had $1.9 million in cash and cash equivalents compared to $3.8 million in cash and cash equivalents as of December 31, 2009. The decrease in cash and cash equivalents was due primarily to payments made on our line of credit and purchases of retail permanent fixtures, partially offset by cash provided by our operating activities. As of June 30, 2010, we had $7.9 million outstanding and $5.9 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable, inventories, income taxes receivable, deferred tax assets, net, accounts payable, trade allowances, sales returns reserve and line of credit borrowings.

    On July 28, 2010, we received a federal tax refund of $3.1 million as a result of carrying back our 2009 taxable loss to 2007. The $3.1 million federal tax refund received was included as a component of the income taxes receivable balance as of June 30, 2010 on the accompanying condensed consolidated balance sheets.

    Operating Activities.  Cash provided by operating activities decreased $4.2 million, or 72.8%, to $1.6 million for the six months ended June 30, 2010 from $5.8 million for the six months ended June 30, 2009. The net decrease in cash provided by operating activities resulted primarily from unfavorable changes in net working capital due primarily to our strategic decision to carry higher inventory levels in the second quarter of 2010, offset in part by higher net non-cash activities impacting income.

    Days sales outstanding ("DSO"), as calculated on a trailing 4-month basis, decreased 2.7 days, to 43.5 days at June 30, 2010 from 46.2 days at June 30, 2009. The decrease in DSO resulted primarily from our increased collection efforts. We regularly reevaluate our customers' ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. In addition, we implemented a customer credit watch in the fourth quarter of 2008, requiring management approval for all orders from customers that have been identified as a potential credit risk. As of June 30, 2010, we had $16.1 million of accounts receivable, net, of which $9.0 million had not been collected as of July 31, 2010.

    Our inventory turnover rate increased to an annualized 1.7 times per year for the six months ended June 30, 2010 compared to an annualized 1.4 times per year for the six months ended June 30, 2009. We categorize our inventories into three groups: salable inventory, excess (slow moving) inventory and obsolete inventory. Salable inventory are products that remain in distribution and for which we have less than twelve months of forecasted sales of inventory on hand. Slow moving inventory are products that also remain in distribution, but for which we have more than twelve months of forecasted sales of inventory on hand. Obsolete inventory are products that no longer are in distribution with our retailer customers. We assess and reserve for salable, slow moving and obsolete inventory throughout the year based on our historical experience in conjunction with an analysis of our current slow moving and obsolete inventory levels, forecasted plans and sales trends and planned product discontinuances. Our assessment includes discussions with our retailer customers about products to include in future retail store shelf layouts and if a product loses distribution across all retail partners, it will be deemed obsolete. Based on the above process, our provision for slow moving and obsolete inventory was $909,000 and $2.5 million for the six months ended June 30, 2010 and 2009, respectively. The decrease in our provision for obsolete and slow moving inventory for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily due to the benefits of our 2009 year-end SKU rationalization and the introduction of fewer new products in 2010.

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

    Investing Activities.   Cash used in investing activities for the six months ended June 30, 2010 was $960,000, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our manufacturing and distribution equipment and information technology infrastructure. Cash used in investing activities for the six months ended June 30, 2009 was $8.7 million, which was primarily related to deposits made into our Canadian Pledge Accounts as required by the fourth amendment to our senior credit agreement with Union Bank, investments in retail permanent fixtures and capital expenditures for the replacement of machinery and equipment and improvements to our warehouse distribution systems.

    Financing Activities.   Cash used in financing activities was $2.5 million for the six months ended June 30, 2010 compared to cash provided by financing activities of $2.5 million for the six months ended June 30, 2009. The increase in cash used in financing activities was primarily due to higher net borrowings in 2009 on our revolving credit facility with Union Bank, higher net payments in 2010 on our revolving credit facility with Wells Fargo and payments for debt issuance costs in 2010.

   Future Liquidity and Capital Needs. Our net working capital increased $3.0 million, or 12.2%, to $27.2 million as of June 30, 2010 from $24.3 million as of December 31, 2009. We anticipate that requirements for working capital will increase during the fourth quarter of 2010, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $5.1 million for 2010 for several key projects, including $3.6 million in investments in retail permanent fixtures, $800,000 in improvements to other manufacturing and distribution equipment, $623,000 in improvements to our information technology infrastructure, $50,000 to upgrade a product assembly line and $17,000 in improvements to our research and development equipment.  We expect capital requirements related to fixture infrastructure to total $7.7 million for the period from September 2008 (inception of the project) to December 2010, of which $5.2 million was incurred as of June 30, 2010. We spent $67,000 for capital expenditures and $1.1 million for investments in retail permanent fixtures for the six months ended June 30, 2010. We believe that our cash flows from operations and funds from our financing arrangements entered into during November 2009 will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

    On November 6, 2009, Physicians terminated its senior credit agreement with Union Bank, N.A. ("Union Bank") and replaced it with a new asset-based revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo") and repaid a $4.2 million bridge loan from Mill Road Capital, L.P. ("Mill Road") using proceeds from the issuance of a new senior subordinated note to Mill Road. For a description of the senior credit agreement with Union Bank and the bridge loan from Mill Road, see Note 7 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

    New Senior Credit Agreement.  On November 6, 2009, pursuant to a new senior credit agreement (the “New Senior Credit Agreement”) between Physicians and Wells Fargo, Physicians entered into a new asset-based revolving credit facility (the “new revolving credit facility”) and terminated its previous asset-based revolving credit facility (the “old revolving credit facility”) with Union Bank.  Approximately $9.3 million of the proceeds of the new revolving credit facility were used to repay outstanding borrowings under Physicians’ old revolving credit facility. The new revolving credit facility is scheduled to mature on November 6, 2012.

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

   The New Senior Credit Agreement requires the Company to comply with a monthly minimum book net worth covenant and a quarterly minimum adjusted EBITDA (as defined in the agreement) covenant. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to our business; and make capital expenditures in excess of $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). As of June 30, 2010, the Company held no assets aside from its investment in Physicians. The financial covenants for the periods after December 31, 2010 will be agreed upon between Physicians and Wells Fargo at a later date.  The New Senior Credit Agreement also contains customary events of default, including a change of control of Physicians. As of June 30, 2010, the Company was in compliance with the covenants contained in the New Senior Credit Agreement (see further details below).

    The New Senior Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350, Intangibles-Goodwill and Other.  The New Senior Credit Agreement requires that the Company has a minimum book net worth of $48.75 million as of June 30, 2010.  As of June 30, 2010, the Company was in compliance with such covenant.  The New Senior Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, and (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation, and (ix) provisions arising from adjustments to the Company’s inventory reserves for obsolete, excess, or slow moving inventory. On June 29, 2010, Physicians entered into the First Amendment to the New Senior Credit Agreement (the "First Amendment") with Wells Fargo which reduced the minimum adjusted EBITDA covenant for the 12 months ended June 30, 2010 by $850,000 to $11.0 million from $11.85 million. As of June 30, 2010, the Company was in compliance with such covenant. All other covenants, including the book net worth covenant, the maximum capital expenditure covenant and the other 2010 minimum adjusted EBITDA covenants were not modified. In connection with the First Amendment, the Company paid Wells Fargo a fee of $10,000 and related expenses.

   The New Senior Credit Agreement and the Note Agreement with respect to the Company's Senior Subordinated Note (discussed below under “New Senior Subordinated Note”) contain provisions that could result in the acceleration of maturity of the indebtedness and entitle the lenders to exercise remedies upon an event of default, including a default of the financial covenants. There is no assurance that the Company would receive waivers should it not meet its financial covenant requirements.  Even if the Company is able to obtain a waiver, in connection with negotiating a waiver, it may be required to agree to other changes in the senior credit agreement including increased interest rates, tighter covenants or lower availability thresholds or pay a fee for such waiver. If the Company is not able to comply with the new financial covenants in the senior credit agreement and it is unable to obtain waivers, the Company would need to obtain additional sources of liquidity; however, given the current state of the worldwide credit markets, there can be no assurance that the Company will be able to obtain additional sources of liquidity on terms acceptable to it, or at all.

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

    As of June 30, 2010 and December 31, 2009, there was $7.9 million and $9.9 million outstanding under the new revolving credit facility, respectively, at interest rates of 4.03% and 3.75%, respectively. As of June 30, 2010 and December 31, 2009, there were no outstanding letters of credit and $5.9 million and $12.2 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, the Company classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

    New Senior Subordinated Note.  On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein and Mill Road (the “Note Agreement” or "Senior Subordinated Note"), Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million. Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road.  The Company used the remaining proceeds for capital expenditures and general corporate purposes.  Prior to an amendment entered into during April 2010 as described below, the Senior Subordinated Note was scheduled to mature on May 6, 2013 and accrue interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.  Interest expense related to the new Senior Subordinated Note totaled approximately $322,000 and $704,000 for the three and six months ended June 30, 2010, respectively, of which $82,000 was included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2010.

    Subject to the terms of the new revolving credit facility, the Senior Subordinated Note may be redeemed in whole or in part prior to November 6, 2010 at an amount equal to 105% of the aggregate principal amount of the outstanding Notes, decreasing to 104% if redeemed on or after November 6, 2010 and prior to November 6, 2011, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012.  In addition, Physicians must make an offer to redeem the Senior Subordinated Notes upon a change of control of Physicians at the then applicable redemption price.  The Company is required to comply with substantially the same covenants under the Note Agreement that it is required to comply with under the New Senior Credit Agreement. However, the Company is not required to comply with the minimum adjusted EBITDA covenant beginning in 2010.  In addition, events of default under the Note Agreement are substantially the same as the events of default under the New Senior Credit Agreement.  The Senior Subordinated Note is guaranteed by the Company and Physicians’ subsidiaries and is secured by a first lien on certain intellectual property and a second lien on substantially all of the other assets of the Company and its subsidiaries and pledges of the stock of Physicians and its subsidiaries.  The value of the collateral subject to these liens is limited to the lesser of 10% of the value of the assets of Physicians Formula Holdings, Inc. and its subsidiaries and 10% of the value of all outstanding common stock of Physicians Formula Holdings, Inc. as of November 6, 2009 (the “10% Cap”).  Pursuant to an intercreditor agreement entered into between Physicians, Mill Road and Wells Fargo in connection with the New Senior Credit Agreement and Note Agreement (the "New Intercreditor Agreement"), the Senior Subordinated Note is subordinate in right of payment to the prior paying of all obligations under the New Senior Credit Agreement and the liens securing the obligations under the Note Agreement are junior and subordinate to the liens securing the obligations under the New Senior Credit Agreement (except for first liens on certain intellectual property). In addition, the New Intercreditor Agreement prohibits certain amendments to the Note Agreement without the consent of Wells Fargo and prohibits certain amendments to the New Senior Credit Agreement without the consent of Mill Road.

    In connection with the issuance of the Senior Subordinated Note, Mill Road agreed that, until September 30, 2012, it would not acquire more than 35% of the Company’s common stock or seek to elect any directors to the Board (other than the one director it is entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board. These restrictions will be released if the Company receives a bid for the acquisition of the Company (other than from Mill Road or its affiliates).

    As required under the Note Agreement, the Company sought stockholder approval in order to comply with the Nasdaq shareholder approval requirements and to satisfy certain sections of the Delaware General Corporation Law, because Mill Road is an “interested stockholder” for purposes of the statute.  Because Mill Road is an interested stockholder, the Company was required to obtain the vote of 66 2/3% of the outstanding common stock not owned by Mill Road to approve the transactions.  At the special meeting of the stockholders held on April 28, 2010, the stockholders approved, by the requisite margin, a Second Amendment to the Senior Subordinated Note (the "Second Amendment") and the issuance of warrants to Mill Road.

   On April 30, 2010, Physicians, the Company, the subsidiaries of Physicians and Mill Road entered into the Second Amendment. Under the Second Amendment, Mill Road agreed to reduce the interest rate on the Senior Subordinated Note from 19% per annum (15% payable in cash monthly and 4% payable in kind with quarterly compounding) to 14% per annum (10% payable in cash monthly and 4% payable in kind with annual compounding), and to extend the maturity of the Senior Subordinated Note by 18 months to November 6, 2014. The prepayment premium for an optional redemption was also amended so that if the Senior Subordinated Note is redeemed on or after November 6, 2011 and prior to November 6, 2012, the prepayment premium would be 102%, decreasing to 101% if redeemed on or after November 6, 2012 and prior to November 6, 2013, and decreasing to 100% if redeemed on or after November 6, 2013. In addition, the existing limit on the amount of collateral securing the Senior Subordinated Note was removed.

    In addition, as required by the Note Purchase Agreement and as consideration for the reduction in interest payments, on April 30, 2010, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of the Company's common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. As a result of the issuance of the warrants, Mill Road beneficially owns 2,516,943 shares of the Company's common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company's common stock. The Company filed a registration statement under the Securities Act of 1933, as amended, to register the resale of the shares underlying the warrants pursuant to a registration rights agreement entered into with Mill Road. Nothing in the preceding sentence shall be construed as an offering of securities for sale.

    On June 3, 2010, Physicians, the Company, the subsidiaries of Physicians and Mill Road entered into a Third Amendment to the Senior Subordinated Note (the "Third Amendment"). Pursuant to the Third Amendment, Mill Road has the right to nominate one individual to serve as a member of the Company's board of directors (the "Board") so long as (A) the outstanding principal amount under the Senior Subordinated Note is no less than $2.0 million and Mill Road owns shares of, or securities convertible into, or exercisable for, capital stock of the Company, or (B) Mill Road owns no less than 5% of the issued and outstanding capital stock of the Company (on a fully diluted basis) and any part of the Senior Subordinated Note is outstanding. In addition, in the Third Amendment, the Company agrees to (i) increase the size of the Board and appoint Mill Road's nominee to the Board, and (ii) recommend to the Company's stockholders that Mill Road's nominee to the Board be elected to the Board at the annual meetings of stockholders (clauses (i) and (ii) together, the "Company Obligations"), in each case so long as the conditions in clauses (A) or (B) of the immediately preceding sentence are met. Prior to the Third Amendment, Mill Road had the right to nominate one individual to serve as a member of the Board and the Company had an obligation to perform the Company Obligations, in each case so long as the Senior Subordinated Note was outstanding.

    In connection with the new revolving credit facility and Senior Subordinated Note, and the amendments thereto, the Company incurred total costs of $2.3 million associated with these agreements, which included $250,000 and $222,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

    The issuance of the warrants and reduction in interest payments has been accounted for as a partial conversion of the required payments under the Note Purchase Agreement for equity interests under ASC 470-20, Debt with Conversion and Other Options. ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuers borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense.

    The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $322,000 and $704,000 for the three and six months ended June 30, 2010, respectively. Interest expense related to amortization of the debt discount was $21,000 for each of the three and six months ended June 30, 2010.

    Long-term debt and the equity component of the Senior Subordinated Note as of June 30, 2010 is as follows:

Senior Subordinated Note	$8,130
Unamortized discount	(919)
Net carrying value of Senior Subordinated Note	$7,211

Equity component of Senior Subordinated Note	$940

    The estimated fair value of the Senior Subordinated Note, based on comparable companies publicly traded debt with similar features, was approximately $7.1 million compared to its carrying value of $7.2 million at June 30, 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

(a)  Foreign Currency Risk.

    We sell to Canadian customers in Canadian dollars and pay overseas suppliers and third-party manufacturers in U.S. dollars. An increase in the Canadian dollar relative to the U.S. dollar could result in lower net sales and higher selling, general and administrative expenses. Additionally, we hold Canadian dollars in a cash account, which could result in higher unrealized foreign currency exchange losses due to a decrease in the Canadian dollar relative to the U.S. dollar. Further, a decrease in the value of the Euro and the Chinese Yuan relative to the U.S. dollar could cause our suppliers to raise prices which would increase our cost of sales. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecasted with reliable accuracy. Our current sales to Canadian customers and reliance on foreign suppliers for many of the raw materials and components used to produce products make it possible that our operating results may be affected by fluctuations in the exchange rate of the currencies of our customers and suppliers. We do not have any foreign currency hedges.

(b)  Interest Rate Risk.

Since November 6, 2009, we have been and remain exposed to interest rate risks primarily through borrowings under our New Senior Credit Agreement (and previously under our old senior credit agreement). Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our senior credit agreement during the six months ended June 30, 2010 was $15.7 million and the interest rate in effect at June 30, 2010 was 4.03%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $78,000 change to interest expense for the six months ended June 30, 2010.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1
Second Amendment to Senior Subordinated Note Purchase and Security Agreement, dated April 30, 2010, by and among Physicians Formula, Inc., as borrower, Physicians Formula Holdings, Inc., as guarantor, and the subsidiaries of Physicians Formula, Inc., as additional guarantors (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on May 3, 2010).

10.2
Common Stock Purchase Warrant, dated April 30, 2010, between Physicians Formula Holdings, Inc. and Mill Road Capital, L.P. (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on May 3, 2010).

10.3
Third Amendment to the Senior Subordinated Note Purchase and Security Agreement, dated as of June 3, 2010, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on June 8, 2010).

31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Jeff Berry, Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.
/s/ Ingrid Jackel
Date: August 6, 2010	By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ Jeff M. Berry
Date: August 6, 2010	By: Jeff M. Berry
Its: Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

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