Form 10-Q
period 2010-09-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2010-11-05
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
OR

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

    The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 3, 2010, was 13,589,668.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,377	$3,797
Accounts receivable, net of allowance for doubtful accounts of $1,028 and $1,165
as of September 30, 2010 and December 31, 2009, respectively	14,255	25,153
Inventories	26,033	21,202
Prepaid expenses and other current assets	1,281	1,764
Income taxes receivable	-	1,462
Deferred tax assets, net	7,029	9,611
Total current assets	49,975	62,989

PROPERTY AND EQUIPMENT, NET	2,933	3,603
OTHER ASSETS, NET	5,599	6,072
INTANGIBLE ASSETS, NET	32,692	34,016
TOTAL ASSETS	$91,199	$106,680

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,758	$9,507
Accrued expenses	1,348	2,258
Trade allowances	4,399	5,907
Sales returns reserve	5,956	11,103
Line of credit borrowings	4,101	9,926
Total current liabilities	21,562	38,701

DEFERRED TAX LIABILITIES, NET	9,831	10,579
RELATED PARTY LONG-TERM DEBT, net of unamortized discount of $887 and none
as of September 30, 2010 and December 31, 2009, respectively	7,408	8,000
OTHER LONG-TERM LIABILITIES	625	630
Total liabilities	39,426	57,910

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no
shares issued and outstanding at September 30, 2010 and December 31, 2009	-	-
Common stock, $0.01 par value—50,000,000 shares authorized, 13,589,668 shares
issued and outstanding at September 30, 2010 and December 31, 2009	136	136
Additional paid-in capital	61,617	60,080
Accumulated deficit	(9,980)	(11,446)
Total stockholders' equity	51,773	48,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,199	$106,680

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
NET SALES	$14,335	$14,230	$58,062	$55,453
COST OF SALES	7,554	7,773	30,326	26,425
GROSS PROFIT	6,781	6,457	27,736	29,028
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,898	6,614	24,173	29,259
INTANGIBLE ASSET IMPAIRMENT	-	-	-	1,100
(LOSS) INCOME FROM OPERATIONS	(117)	(157)	3,563	(1,331)
INTEREST EXPENSE, NET	578	367	1,850	1,046
OTHER INCOME, NET	(25)	(29)	(13)	(17)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(670)	(495)	1,726	(2,360)
(BENEFIT) PROVISION FOR INCOME TAXES	(250)	(193)	260	(935)
NET (LOSS) INCOME	$(420)	$(302)	$1,466	$(1,425)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.03)	$(0.02)	$0.11	$(0.10)
Diluted	$(0.03)	$(0.02)	$0.10	$(0.10)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,589,668	13,589,668	13,589,668	13,581,669
Diluted	13,589,668	13,589,668	14,405,760	13,581,669

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,466	$(1,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset impairment	-	1,100
Depreciation and amortization	3,343	2,909
Exchange rate loss	34	69
Deferred income taxes	1,502	1,151
Provision for bad debts	(137)	(169)
Amortization of debt discount and debt issuance costs	551	215
Stock-based compensation expense	870	807
Payment in kind interest	245	-
Changes in assets and liabilities:
Accounts receivable	11,001	14,270
Inventories	(4,772)	2,812
Prepaid expenses and other current assets	483	168
Accounts payable	(3,771)	(2,823)
Accrued expenses, trade allowances and sales returns reserve	(7,515)	(6,131)
Income taxes receivable	1,462	(4,209)
Other long-term liabilities	(13)	2
Net cash provided by operating activities	4,749	8,746

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(311)	(649)
Other assets	(508)	(1,916)
Restricted cash	-	(51)
Net cash used in investing activities	(819)	(2,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net paydowns under line of credit	(5,825)	(9,161)
Borrowings from related party bridge loan	-	4,200
Debt issuance costs	(525)	(456)
Exercise of stock options	-	1
Net cash used in financing activities	(6,350)	(5,416)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,420)	714
CASH AND CASH EQUIVALENTS—Beginning of period	3,797	620
CASH AND CASH EQUIVALENTS—End of period	$1,377	$1,334

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,177	$809
Cash (refunds received) paid for income taxes, net	$(2,794)	$2,121

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
The Company had accounts payable of $43 and $119 outstanding as of September 30, 2010 and 2009, respectively, related to purchases of property and equipment.

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

    The accompanying condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2010 and 2009 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2010, its results of operations for the three and nine months ended September 30, 2010 and 2009, and its cash flows for the nine months ended September 30, 2010 and 2009. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2010. The condensed consolidated balance sheet as of December 31, 2009 has been derived from the audited consolidated balance sheet as of that date.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Customer A	32%	37%	32%	29%
Customer B	20%	17%	20%	19%
Customer C	14%	15%	13%	13%

Three customers individually accounted for 10% or more of gross accounts receivable and together accounted for 53% of gross accounts receivable at September 30, 2010.  Three customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 66% of gross accounts receivable at December 31, 2009.

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

    The fair value of the Company's related party long-term debt was approximately $7.8 million at September 30, 2010 and is classified within Level 3 of the fair value hierarchy (see Note 6 for further details).

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

2.  NET (LOSS) INCOME PER COMMON SHARE

    Basic net (loss) income per common share is computed as net (loss) income divided by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share reflects the potential dilution that could occur from the exercise of outstanding stock options and warrants and is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options and warrants, if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options and warrants, calculated using the treasury stock method (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net (loss) income	$(420)	$(302)	$1,466	$(1,425)
Denominator:
Weighted-average number of common shares—basic	13,590	13,590	13,590	13,582
Effect of dilutive stock options	-	-	479	-
Effect of dilutive warrants	-	-	337	-
Weighted-average number of common shares—diluted	13,590	13,590	14,406	13,582

Net (loss) income per common share:
Basic	$(0.03)	$(0.02)	$0.11	$(0.10)
Diluted	$(0.03)	$(0.02)	$0.10	$(0.10)

    Stock options and warrants for the purchase of approximately 2,655,000 and 1,114,000 shares of common stock were excluded from the above calculation during the three months ended September 30, 2010 and 2009, respectively, as the effect of those options was anti-dilutive. Stock options for the purchase of approximately 1,434,000 and 1,114,000 shares of common stock were excluded from the above calculation during the nine months ended September 30, 2010 and 2009, respectively, as the effect of those options was anti-dilutive.

3.  INVENTORIES

    Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials and components	$14,859	$10,077
Finished goods	11,174	11,125
Total	$26,033	$21,202

4.  OTHER ASSETS

    Other assets consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009
Retail permanent fixtures, net of accumulated amortization of $1,916 and $899 as of
September 30, 2010 and December 31, 2009, respectively	$3,233	$3,236
Capitalized debt issuance costs, net of accumulated amortization of $610 and $112 as
of September 30, 2010 and December 31, 2009, respectively	1,649	2,005
Restricted investments	253	245
Income tax receivable	194	226
Deposits	176	360
Other	94	-
Total	$5,599	$6,072

     Retail permanent fixtures are permanent fixtures for the display of the Company's products at certain of the Company's retail customer stores. The Company incurred costs for retail permanent fixtures of $72,000 and $110,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.2 million and $1.9 million for the nine months ended September 30, 2010 and 2009, respectively. These retail permanent fixtures are being placed in service in connection with the retail customers' resets of selling space, and are recorded at cost and these costs are amortized over a period of three years. Amortization expense was $355,000 and $257,000 for the three months ended September 30, 2010 and 2009, respectively, and $1.0 million and $624,000 for the nine months ended September 30, 2010 and 2009, respectively. Amortization of retail permanent fixtures is expected to be approximately $269,000 for the remainder of 2010, $1.1 million for 2011, $1.1 million for 2012 and $808,000 for 2013.

    The Company incurred costs of $2.3 million during late 2009 associated with obtaining the new senior revolving credit facility and new senior subordinated note, and the amendments thereto (see Note 6 for further details). As of September 30, 2010, these costs are being amortized over the life of the related debt obligations as an additional component of interest expense and are expected to be fully amortized by November 6, 2014.

    Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value. For the three months ended September 30, 2010 and 2009, unrealized gains related to these investments were $25,000 and $29,000, respectively. For the nine months ended September 30, 2010 and 2009, unrealized gains related to these investments were $4,000 and $17,000, respectively.

5.  INTANGIBLE ASSETS

    Definite-lived intangible assets consisted of the following (in thousands):

	September 30, 2010			December 31, 2009
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$8,699	$(4,012)	$4,687	$8,699	$(3,577)	$5,122
Distributor relationships	23,701	(8,196)	15,505	23,701	(7,307)	16,394
Total	$32,400	$(12,208)	$20,192	$32,400	$(10,884)	$21,516

Amortization expense was $441,000 for each of the three month periods ended September 30, 2010 and 2009 and $1.3 million for each of the nine month periods ended September 30, 2010 and 2009. Amortization of intangibles will be approximately $441,000 for the remainder of 2010 and approximately $1.8 million in each of the next five years. Additionally, the Company did not identify any events or circumstances that would require an impairment analysis of its definite-lived intangible assets, and other long-lived assets as of September 30, 2010.

The changes in the carrying amounts of indefinite-lived intangible assets as of September 30, 2010 and December 31, 2009, are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Trade names
Balance—beginning of period	$12,500	$13,600
Impairment charge	-	(1,100)
Balance—end of period	$12,500	$12,500

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

   The New Senior Credit Agreement requires the Company to comply with a monthly minimum book net worth covenant and a quarterly minimum Adjusted EBITDA (as defined below) covenant. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to the business; and make capital expenditures in excess of $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). As of September 30, 2010, the Company held no assets aside from its investment in Physicians. The financial covenants for the periods after December 31, 2010 will be agreed upon between Physicians and Wells Fargo at a later date. The Company is currently in the process of negotiating its financial covenants with Wells Fargo and expects the process to be completed by the end of the year. The New Senior Credit Agreement also contains customary events of default, including a change of control of Physicians. As of September 30, 2010, the Company was in compliance with the covenants contained in the New Senior Credit Agreement (see further details below).

    The New Senior Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350, Intangibles-Goodwill and Other. The New Senior Credit Agreement requires that the Company has a minimum book net worth of $47.25 million as of September 30, 2010.  As of September 30, 2010, the Company was in compliance with such covenant.  The New Senior Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, and (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation, and (ix) provisions arising from adjustments to the Company’s inventory reserves for obsolete, excess, or slow moving inventory. On June 29, 2010, Physicians entered into the First Amendment to the New Senior Credit Agreement (the "First Amendment") with Wells Fargo which reduced the minimum Adjusted EBITDA covenant for the 12 months ended June 30, 2010 by $850,000 to $11.0 million from $11.85 million. All other covenants, including the book net worth covenant, the maximum capital expenditure covenant and the other 2010 minimum Adjusted EBITDA covenants were not modified. In connection with the First Amendment, the Company paid Wells Fargo a fee of $10,000 and related expenses. The New Senior Credit Agreement requires that the Company has a minimum Adjusted EBITDA of $10.15 million for the 12 months ended September 30, 2010. As of September 30, 2010, the Company was in compliance with such covenant.

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

    As of September 30, 2010 and December 31, 2009, there was $4.1 million and $9.9 million outstanding under the new revolving credit facility, respectively, at interest rates of 3.79% and 3.75%, respectively. As of September 30, 2010 and December 31, 2009, there were no outstanding letters of credit and $8.7 million and $12.2 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, the Company classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

New Senior Subordinated Note

    On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein and Mill Road (the “Note Agreement” or "Senior Subordinated Note"), reported as Related Party Long-Term Debt on the accompanying condensed consolidated balance sheets, Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million. Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road.  The Company used the remaining proceeds for capital expenditures and general corporate purposes.  Prior to an amendment entered into during April 2010 as described below, the Senior Subordinated Note was scheduled to mature on May 6, 2013 and accrue interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.  Interest expense related to the new Senior Subordinated Note totaled approximately $291,000 and $995,000 for the three and nine months ended September 30, 2010, respectively, of which $233,000 was included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2010.

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

    The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $291,000 and $995,000 for the three and nine months ended September 30, 2010, respectively. Interest expense related to amortization of the debt discount was $32,000 and $53,000 for the three and nine months ended September 30, 2010, respectively.

    Long-term debt and the equity component of the Senior Subordinated Note as of September 30, 2010 is as follows (in thousands):

Senior Subordinated Note	$8,130
Unamortized discount	(887)
Accrued payable in kind interest	165
Net carrying value of Senior Subordinated Note	$7,408

Equity component of Senior Subordinated Note	$940

    The estimated fair value of the Senior Subordinated Note, based on publicly traded debt of comparable companies with similar features, was approximately $7.8 million compared to its carrying value of $7.4 million at September 30, 2010.

7.  COMMITMENTS AND CONTINGENCIES

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

8.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

     In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of September 30, 2010, a total of 264,317 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors.

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

    The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2010	1,638,666	$5.83		136,681	$0.10
Granted	230,000	2.27		-	-
Forfeited	(458)	9.54		-	-
Options outstanding—September 30, 2010	1,868,208	$5.39	$(4,356,000)	136,681	$0.10	$405,000
Vested and expected to vest—September 30, 2010	1,868,208	$5.39	$(4,356,000)	136,681	$0.10	$405,000

    The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the nine months ended September 30, 2010 and 2009 utilizing the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2010	2009
Risk-free interest rate	2.2%	2.0%
Volatility	47.8%	58.6%
Dividend rate	None	None
Life in years	5.1	5.6

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

    The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2010	761,170	$5,151,000				136,681	$14,000
Vested	263,590	1,838,000				-	-
Forfeited	(458)	(4,000)				-	-
September 30, 2010	1,024,302	$6,985,000	$ 6.82	5.9 years	$ (3,850,000)	136,681	$14,000	$ 0.10	3.1 years	$ 405,000

    As of September 30, 2010, the options outstanding under the 2003 Plan and 2006 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 7.0 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

		Weighted-
		Average
	Number	Grant Date
	of Options	Fair Value
January 1, 2010	877,496	$2.53
Vested	(263,590)	3.53
Granted	230,000	1.01
September 30, 2010	843,906	1.80

The total fair value of options that vested during the nine months ended September 30, 2010 and 2009 was $931,000 and $855,000, respectively.

As of September 30, 2010, total unrecognized estimated compensation cost related to non-vested stock options was approximately $1.5 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. There were no exercises of stock options during the nine months ended September 30, 2010. The Company recorded approximately $1,000 of cash received from the exercise of 12,550 stock options during the nine months ended September 30, 2009 and issued 12,550 new shares of common stock.

The Company recognized $927,000 and $865,000 of pre-tax non-cash share-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively.  Non-cash share-based compensation cost of $57,000 was a component of cost of sales and $870,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2010. Non-cash share-based compensation cost of $58,000 was a component of cost of sales and $807,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2009. The Company recognized a related tax benefit of $379,000 and $354,000 for the nine months ended September 30, 2010 and 2009, respectively.  The Company capitalized non-cash share-based compensation expense of $59,000 and $49,000 in inventory for the nine months ended September 30, 2010 and 2009, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits, if any, are classified as financing cash flows.

9.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company's assets are located in the United States and Canada. As of September 30, 2010, the Company had total assets of $2.1 million located in Canada, or 2.3%, of the Company's total assets, including approximately $729,000 of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
United States	$12,694	$12,935	$50,445	$48,853
Canada	1,352	1,135	7,153	6,127
Other	289	160	464	473
	$14,335	$14,230	$58,062	$55,453

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

The leases, as renewed during 2010, for our facilities in Azusa, City of Industry and Covina, California expire in December 2012.

Overview of U.S. Market Share Data

    Based on retail sales data provided by ACNielsen, our approximate dollar share of the masstige market, as defined below, was 6.3% for the 52 weeks ended October 2, 2010 compared to 7.8% for the same period in the prior year. This represents a 19% decrease in our share of the masstige market, which was entirely driven by the loss of a major customer in the second quarter of 2009. The overall dollar sales for the masstige market increased 1% during this period.

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

Critical Accounting Policies and Estimates

    Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure as of the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, returns, trade allowances, inventories, goodwill and other intangible assets, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of inherently uncertain matters that are included within these accounting policies could result in a significant change to the information presented in the condensed consolidated financial statements. We believe that the estimates and assumptions that are among those most important to gain an understanding of our condensed consolidated financial statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$100.0%	$100.0%	$100.0%	$100.0%
Cost of sales	52.7	54.6	52.2	47.7
Gross profit	47.3	45.4	47.8	52.3
Selling, general and administrative expenses	48.1	46.5	41.6	52.8
Intangible asset impairment	-	-	-	2.0
(Loss) income from operations	(0.8)	(1.1)	6.2	(2.5)
Interest expense, net	4.0	2.6	3.2	1.9
Other income, net	(0.2)	(0.2)	-	-
(Loss) income before (benefit) provision for income taxes	(4.6)	(3.5)	3.0	(4.4)
(Benefit) provision for income taxes	(1.7)	(1.4)	0.4	(1.7)
Net (loss) income	$(2.9)%	$(2.1)%	$2.6%	$(2.7)%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Net Sales.  Net sales increased $105,000, or 0.7%, to $14.3 million for the three months ended September 30, 2010 from $14.2 million for the three months ended September 30, 2009. The increase was primarily due to a decrease in our returns provision, an increase in sales to Canadian retailers and a decrease in trade spending, partially offset by lower U.S. sales from the tightening of inventory levels by retailers in response to soft consumer demand.

Our provision for returns decreased $364,000, or 6.0%, to $5.7 million for the three months ended September 30, 2010 from $6.1 million for the three months ended September 30, 2009 due primarily to a decrease in expected returns from our retailers. Provision for returns as a percentage of net sales was 39.9% for the three months ended September 30, 2010 compared to 42.7% for the three months ended September 30, 2009.

Trade spending with retailers decreased $1.1 million, or 26.0%, to $3.2 million for the three months ended September 30, 2010 from $4.3 million for the three months ended September 30, 2009, which included a decrease in coupon expense of $563,000, a decrease in cash discounts and miscellaneous allowances of $333,000 and a decrease in cooperative advertising of $222,000.

During the three months ended September 30, 2010, our results included net sales of $1.6 million to our international customers compared to $1.3 million for the three months ended September 30, 2009. The increase in sales to international customers resulted primarily from our Canadian business.

Cost of Sales.  Cost of sales decreased $219,000, or 2.8%, to $7.6 million for the three months ended September 30, 2010 from $7.8 million for the three months ended September 30, 2009. The decrease in cost of sales resulted primarily from lower product costs and favorable changes in product mix.

Cost of sales as a percentage of net sales was 52.7% for the three months ended September 30, 2010 compared to 54.6% for the three months ended September 30, 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $284,000, or 4.3%, to $6.9 million for the three months ended September 30, 2010 from $6.6 million for the three months ended September 30, 2009. The increase was primarily due to a $430,000 increase in bad debt expense which resulted primarily from lower bad debt recoveries in the current period.  Also contributing to the increase was a $188,000 increase in sales force and sales administrative expenses, a $188,000 increase in corporate administrative costs and a $106,000 increase in realized and unrealized foreign currency exchange losses, which were partially offset by a $231,000 decrease in marketing spend, a $222,000 decrease in freight and warehouse costs and a $175,000 decrease in distribution costs.

Interest Expense, Net.  Interest expense, net increased $211,000, or 57.5%, to $578,000 for the three months ended September 30, 2010 from $367,000 for the three months ended September 30, 2009. The increase was primarily due to an increase in the average borrowings outstanding under our credit facility and the issuance of the Senior Subordinated Note in November 2009.

    Other Income, Net.  Other income, net was $25,000 and $29,000 for the three months ended September 30, 2010 and 2009, respectively, which consisted primarily of unrealized gains related to investments held as part of our non-qualified deferred compensation plans.

Benefit for Income Taxes.  The benefit for income taxes represents federal, state and local income taxes.  For the three months ended September 30, 2010, the benefit for income taxes was $250,000, representing an effective income tax rate of (37.3)%.  The effective tax rate differed from the statutory rate for the three months ended September 30, 2010, primarily due to the impact of charitable contributions and other fluctuations in permanent differences between book and taxable income such as research and development credits. For the three months ended September 30, 2009, the benefit for income taxes was $193,000, representing an effective tax rate of (39.0)%. The effective tax rate differed from the statutory rate for the three months ended September 30, 2009, primarily due to fluctuations in permanent differences between book and taxable income.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

    Net sales.  Net sales increased $2.6 million, or 4.7%, to $58.1 million for the nine months ended September 30, 2010 from $55.5 million for the nine months ended September 30, 2009. The increase was primarily attributable to a decrease in our provision for returns, a decrease in trade spending, an increase in sales for continuing customers and our retail partners reversing some of the inventory de-stocking effects seen in the first half of 2009.

The above increases were partially offset by a major customer that discontinued the sale of our products in the second quarter of 2009.  Because of this discontinuation, we had no sales to this customer during the nine months ended September 30, 2010, but during the nine months ended September 30, 2009, net sales to this customer were $3.3 million.

Our provision for returns decreased $3.8 million, or 25.7%, to $11.2 million for the nine months ended September 30, 2010 from $15.0 million for the nine months ended September 30, 2009 due to a decline in expected returns from our retailers. The drivers of the lower expected returns from our retailers are the lack of sales to the customer which discontinued our products in 2009 and had a historically higher product return rate, and the absence of returns of higher-priced promotional kits which are no longer being sold but which were returned in large volumes in 2009. Provision for returns as a percentage of net sales was 19.2% for the nine months ended September 30, 2010 compared to 27.1% for the nine months ended September 30, 2009. The decrease in the provision for returns as a percentage of net sales was due to the factors mentioned above.

Trade spending with retailers decreased $3.3 million, or 16.3%, to $17.1 million for the nine months ended September 30, 2010 from $20.4 million for the nine months ended September 30, 2009, which included a decrease in markdowns of $1.5 million, a decrease in coupon expense of $1.3 million, a decrease in cooperative advertising of $1.1 million and a decrease in cash discounts and miscellaneous allowances of $326,000, partially offset by an increase in retail marketing of $925,000.

During the nine months ended September 30, 2010, our results included net sales of $7.6 million to our international customers compared to $6.6 million for the nine months ended September 30, 2009. The increase in sales to international customers resulted primarily from our Canadian business.

Cost of Sales.  Cost of sales increased $3.9 million, or 14.8%, to $30.3 million for the nine months ended September 30, 2010 from $26.4 million for the nine months ended September 30, 2009. The increase in cost of sales resulted primarily from lower than anticipated recoveries of returns driven by lower actual return levels compared to the prior year period and higher fixed cost standards due to lower production volumes in the current period compared to the same period a year ago. These factors were partially offset by a lower provision for obsolete and slow moving inventory, driven in part from the benefits of the SKU rationalization implemented at the end of 2009 and the introduction of fewer new products in 2010.

Cost of sales as a percentage of net sales was 52.2% for the nine months ended September 30, 2010 compared to 47.7% for the nine months ended September 30, 2009.

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

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $5.1 million, or 17.4%, to $24.2 million for the nine months ended September 30, 2010 from $29.3 million for the nine months ended September 30, 2009. The decrease was primarily due to a $4.4 million decrease in marketing expenses which resulted primarily from a change in retailer programs. Also contributing to the decrease was a $752,000 decrease in distribution costs and a $389,000 decrease in freight and warehouse costs, which were partially offset by a $316,000 increase in realized and unrealized foreign currency exchange gains and a $153,000 increase in sales force and sales administrative expenses.

Interest Expense, Net.  Interest expense, net increased $804,000, or 76.9%, to $1.9 million for the nine months ended September 30, 2010 from $1.0 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in the average borrowings outstanding under our credit facility and the issuance of the Senior Subordinated Note in November 2009.

    Other Income, Net.  Other income, net was $13,000 and $17,000 for the nine months ended September 30, 2010 and 2009, respectively, which consisted primarily of unrealized gains related to investments held as part of our non-qualified deferred compensation plans.

Provision (Benefit) for Income Taxes.  The provision (benefit) for income taxes represents federal, state and local income taxes.  For the nine months ended September 30, 2010, the provision for income taxes was $260,000, representing an effective income tax rate of 15.1%. The effective tax rate differed from the statutory rate for the nine months ended September 30, 2010, primarily due to the impact of the graduated federal tax rates, charitable contributions and other fluctuations in permanent differences between book and taxable income such as research and development credits. For the nine months ended September 30, 2009, the benefit for income taxes was $935,000 representing an effective tax rate of (39.6)%. The effective tax rate differed from the statutory rate for the nine months ended September 30, 2009, primarily due to permanent differences between book and taxable income such as tax benefit deficiencies on stock options exercised and forfeited and research and development credits.

Liquidity and Capital Resources

Cash Flows

    As of September 30, 2010, we had $1.4 million in cash and cash equivalents compared to $3.8 million in cash and cash equivalents as of December 31, 2009. The decrease in cash and cash equivalents was due primarily to payments made on our line of credit and purchases of retail permanent fixtures, partially offset by cash provided by our operating activities. As of September 30, 2010, we had $4.1 million outstanding and $8.7 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable, inventories, deferred tax assets, net, accounts payable, trade allowances, sales returns reserve and line of credit borrowings.

    Operating Activities.  Cash provided by operating activities decreased $4.0 million, or 46.0%, to $4.7 million for the nine months ended September 30, 2010 from $8.7 million for the nine months ended September 30, 2009. The net decrease in cash provided by operating activities resulted primarily from unfavorable changes in net working capital, offset in part by higher net non-cash activities impacting income.

    Days sales outstanding ("DSO"), as calculated on a trailing 4-month basis, increased 1.5 days, to 54.3 days at September 30, 2010 from 52.8 days at September 30, 2009. We regularly reevaluate our customers' ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. In addition, we implemented a customer credit watch in the fourth quarter of 2008, requiring management approval for all orders from customers that have been identified as a potential credit risk. As of September 30, 2010, we had $14.3 million of accounts receivable, net, of which $8.2 million had not been collected as of October 31, 2010.

    Our inventory turnover rate increased to an annualized 1.7 times per year for the nine months ended September 30, 2010 compared to an annualized 1.6 times per year for the nine months ended September 30, 2009. We categorize our inventories into three groups: salable inventory, excess (slow moving) inventory and obsolete inventory. Salable inventory are products that remain in distribution and for which we have less than twelve months of forecasted sales of inventory on hand. Slow moving inventory are products that also remain in distribution, but for which we have more than twelve months of forecasted sales of inventory on hand. Obsolete inventory are products that no longer are in distribution with our retailer customers. We assess and reserve for salable, slow moving and obsolete inventory throughout the year based on our historical experience in conjunction with an analysis of our current slow moving and obsolete inventory levels, forecasted plans and sales trends and planned product discontinuances. Our assessment includes discussions with our retailer customers about products to include in future retail store shelf layouts and if a product loses distribution across all retail partners, it will be deemed obsolete. Based on the above process, our provision for slow moving and obsolete inventory was $2.0 million and $3.3 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease in our provision for obsolete and slow moving inventory for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to the benefits of our 2009 year-end SKU rationalization and the introduction of fewer new products in 2010.

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

    Investing Activities.   Cash used in investing activities for the nine months ended September 30, 2010 was $819,000, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our manufacturing and distribution equipment and information technology infrastructure. Cash used in investing activities for the nine months ended September 30, 2009 was $2.6 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for the replacement of machinery and equipment and improvements to our warehouse distribution systems.

    Financing Activities.   Cash used in financing activities for the nine months ended September 30, 2010 was $6.4 million, which was primarily related to net payments on our revolving credit facility with Wells Fargo and payments for debt issuance costs.  Cash used in financing activities for the nine months ended September 30, 2009 was $5.4 million, which was primarily related to net payments on our revolving credit facility with Union Bank and payments for debt issuance costs, partially offset by proceeds received from the related party bridge loan.

   Future Liquidity and Capital Needs. Our net working capital increased $4.1 million, or 16.9%, to $28.4 million as of September 30, 2010 from $24.3 million as of December 31, 2009. We anticipate that requirements for working capital will increase during the fourth quarter of 2010, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $5.1 million for 2010 for several key projects, including $3.6 million in investments in retail permanent fixtures, $800,000 in improvements to other manufacturing and distribution equipment, $623,000 in improvements to our information technology infrastructure, $50,000 to upgrade a product assembly line and $17,000 in improvements to our research and development equipment.  We expect capital requirements related to fixture infrastructure to total $7.7 million for the period from September 2008 (inception of the project) to December 2010, of which $5.1 million was incurred as of September 30, 2010. We spent $333,000 for capital expenditures and $1.2 million for investments in retail permanent fixtures for the nine months ended September 30, 2010. We believe that our cash flows from operations and funds from our financing arrangements entered into during November 2009 will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

    On November 6, 2009, Physicians terminated its senior credit agreement with Union Bank, N.A. ("Union Bank") and replaced it with a new asset-based revolving credit facility with Wells Fargo Bank, N.A. ("Wells Fargo") and repaid a $4.2 million bridge loan from Mill Road Capital, L.P. ("Mill Road") using proceeds from the issuance of a new senior subordinated note to Mill Road. For a description of the senior credit agreement with Union Bank and the bridge loan from Mill Road, see Note 6 to the condensed consolidated interim financial statements included in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

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

   The New Senior Credit Agreement requires the Company to comply with a monthly minimum book net worth covenant and a quarterly minimum Adjusted EBITDA (as defined below) covenant. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to our business; and make capital expenditures in excess of $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). As of September 30, 2010, the Company held no assets aside from its investment in Physicians. The financial covenants for the periods after December 31, 2010 will be agreed upon between Physicians and Wells Fargo at a later date. The Company is currently in the process of negotiating its financial covenants with Wells Fargo and expects the process to be completed by the end of the year. The New Senior Credit Agreement also contains customary events of default, including a change of control of Physicians. As of September 30, 2010, the Company was in compliance with the covenants contained in the New Senior Credit Agreement (see further details below).

    The New Senior Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350, Intangibles-Goodwill and Other.  The New Senior Credit Agreement requires that the Company has a minimum book net worth of $47.25 million as of September 30, 2010.  As of September 30, 2010, the Company was in compliance with such covenant.  The New Senior Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, and (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation, and (ix) provisions arising from adjustments to the Company’s inventory reserves for obsolete, excess, or slow moving inventory. On June 29, 2010, Physicians entered into the First Amendment to the New Senior Credit Agreement (the "First Amendment") with Wells Fargo which reduced the minimum Adjusted EBITDA covenant for the 12 months ended June 30, 2010 by $850,000 to $11.0 million from $11.85 million. All other covenants, including the book net worth covenant, the maximum capital expenditure covenant and the other 2010 minimum Adjusted EBITDA covenants were not modified. In connection with the First Amendment, the Company paid Wells Fargo a fee of $10,000 and related expenses. The New Senior Credit Agreement requires that the Company has a minimum Adjusted EBITDA of $10.15 million for the 12 months ended September 30, 2010. As of September 30, 2010, the Company was in compliance with such covenant.

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

    As of September 30, 2010 and December 31, 2009, there was $4.1 million and $9.9 million outstanding under the new revolving credit facility, respectively, at interest rates of 3.79% and 3.75%, respectively. As of September 30, 2010 and December 31, 2009, there were no outstanding letters of credit and $8.7 million and $12.2 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, the Company classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

    New Senior Subordinated Note.  On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein and Mill Road (the “Note Agreement” or "Senior Subordinated Note"), Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million. Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road.  The Company used the remaining proceeds for capital expenditures and general corporate purposes.  Prior to an amendment entered into during April 2010 as described below, the Senior Subordinated Note was scheduled to mature on May 6, 2013 and accrue interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.  Interest expense related to the new Senior Subordinated Note totaled approximately $291,000 and $995,000 for the three and nine months ended September 30, 2010, respectively, of which $233,000 was included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2010.

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

    The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $291,000 and $995,000 for the three and nine months ended September 30, 2010, respectively. Interest expense related to amortization of the debt discount was $32,000 and $53,000 for the three and nine months ended September 30, 2010, respectively.

    Long-term debt and the equity component of the Senior Subordinated Note as of September 30, 2010 is as follows (in thousands):

Senior Subordinated Note	$8,130
Unamortized discount	(887)
Accrued payable in kind interest	165
Net carrying value of Senior Subordinated Note	$7,408

Equity component of Senior Subordinated Note	$940

    The estimated fair value of the Senior Subordinated Note, based on comparable companies publicly traded debt with similar features, was approximately $7.8 million compared to its carrying value of $7.4 million at September 30, 2010.

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

(b)  Interest Rate Risk.

Since November 6, 2009, we have been and remain exposed to interest rate risks primarily through borrowings under our New Senior Credit Agreement (and previously under our old senior credit agreement). Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our senior credit agreement during the nine months ended September 30, 2010 was $21.1 million and the interest rate in effect at September 30, 2010 was 3.79%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $158,000 change to interest expense for the nine months ended September 30, 2010.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

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

Physicians Formula Holdings, Inc.
/s/ Ingrid Jackel
Date: November 5, 2010	By: Ingrid Jackel
Its: Chief Executive Officer (principal executive officer)
/s/ Jeff M. Berry
Date: November 5, 2010	By: Jeff M. Berry
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