Form 10-K
period 2010-12-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2011-03-11
CIK 1269871

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $44,302,318 (based upon the closing sale price of the common stock on that date on The Nasdaq Global Select Market).

The number of shares of the registrant’s common stock outstanding as of March 9, 2011 was 13,589,668.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Physicians Formula Holdings, Inc. definitive Proxy Statement for its 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010 are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.  BUSINESS

Our Company

    The Physicians Formula brand was created in 1937 and we were formed in 2003 as a Delaware corporation. We are one of the ten largest cosmetics companies in the U.S. mass market channel by retail sales based on ACNielsen data for the 52 weeks ended January 22, 2011. We specialize in developing and marketing innovative, premium-priced products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, rather than focusing on changing fashion trends. Our products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eye liners, brow makeup and mascaras.

    We sell our products in the mass market channel to retailers such as Wal-Mart, CVS, Target and Rite Aid. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently being sold in approximately 25,700 of the 45,500 stores in which we estimate our masstige competitors’ products are also sold. We seek to be first-to-market with new products within this channel, and we are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 36.1% of our gross sales from 2008 to 2010.

    We position ourselves as a mass market prestige, or “masstige” brand, within the U.S. mass market channel of the cosmetics industry. Our primary product categories are face and eye makeup. Based on ACNielsen data, our share of the masstige market at food, drug and mass volume retailers other than Wal-Mart (which does not supply data to ACNielsen) was 5.8% for the 52 weeks ended January 22, 2011.

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

    Product Innovation.  We consider ourselves a leading product innovator. We have a history of successfully developing new and innovative products and quickly introducing them to the mass market channel. In 1997, we introduced multi-colored face powder to the mass market channel with the launch of Powder Palette®, which continues to be one of our top-selling products today. Other examples of innovative product launches include Covertoxten50™ wrinkle therapy face powder and foundation, Bronze Booster bronzers and Magic Mosaic® face powders. Our Mineral Wear® face powder, which we launched in 2005, was the first pressed and multi-colored mineral face powder sold in the mass market channel. In 2008, we introduced the first 100% natural origin makeup line formulated with certified organic ingredients with the launch of our Organic Wear® product line. In 2010, we introduced Healthy Wear™, the first makeup line with SPF 50. Over the last three years, we have introduced an average of 77 new products each year. Our top three retailer customers stocked, on average, over 89.1% of our new product launches in 2010.

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

    Flexible, Low-Cost Business Model.  We maintain a flexible, low-cost business model that allows us to rapidly change production schedules, adopt new technologies and switch to lower-cost suppliers. We manufacture or assemble substantially all of our products. We do not have long-term contracts with our suppliers, but instead purchase components and semi-finished goods from third-party suppliers on an as-needed basis. Our flexible supply chain and assembly capabilities increase our speed-to-market for new product launches and allow us to provide high levels of service to retailers.

    Experienced Management Team.  Our senior management team has considerable experience and expertise, with an average of 16 years of experience in the cosmetics industry. Ingrid Jackel, our Chief Executive Officer, Jeffrey P. Rogers, our President, and Jeff M. Berry, our Chief Financial Officer, have been with Physicians Formula since 1995, 1991 and 2007, respectively.

Our Growth Strategy

    We intend to increase our market share and to grow our business by pursuing the following strategies:

    Continue to Develop and Introduce New Products.  Over the last three years, we have introduced an average of 77 new products each year. For 2010, however, we introduced only 46 new products. We launched fewer new products in 2010 than in years past as a result of our business model redefinition initiative, which is designed, in part, to mitigate the risk of product returns. Product returns are driven, in part, by new products which do not meet retailer criteria after a period of time in market and are therefore sent back to us.

    Even though there are fewer new products in 2010, we believe the amount of innovation we are bringing to the market is similar to prior years, as we launched a similar number of new product platforms as prior years, the driver of customer and consumer perception of innovation, but with fewer products per platform than in years past. The lower number of new products per innovation platform is the driver of the fewer new product count launched in 2010.

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

    The following table sets forth our estimates of our total distribution, measured by stores multiplied by stock keeping units, or “SKUs,” as of December 31 for each of the years presented below:

	2010	2009		2008	2007	2006
Total stores	25,700	29,500	(1)	29,500	27,000	24,000
Average SKUs per store	143	153		156	145	134
Total distribution (SKUs times stores) (in millions)	3.7	4.5		4.6	3.9	3.2
________________________
(1)	Amount includes 5,800 stores related to one of our largest retailer customers that discontinued selling our products subsequent to December 31, 2009, which stores were removed from our total store count on a prospective basis. In April 2009, this customer notified us of its decision to discontinue selling our products in 2010 and began to reduce its inventory levels of our products during the second quarter of 2009. We did not have any sales to this customer subsequent to the second quarter of 2009.

    We have increased the number of stores in which we sell our products by 7.1% from 2006 to 2010 and we have increased our total distribution by over 15.6% during the same period. Despite these increases, we believe there are significant opportunities for future growth, as our largest competitors currently sell their products in significantly more stores and have significantly more selling space per store than we do.

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

    Expand into New Channels and Increase International Presence.  We are seeking to expand into new sales channels in order to reach a broader market. We also intend to expand our presence in our existing foreign markets and in foreign markets not currently served by Physicians Formula.

    Continue to Identify Opportunities for Operating Margin Improvement. We continue to work on improving our low-cost structure by pursuing cost-saving opportunities through product assembly automation and direct sourcing of components.

Market, Ranking and Other Data

    We position ourselves as a “mass market prestige” or “masstige” brand within the U.S. mass market channel of the cosmetics industry. The term “masstige” describes a retail category that includes products that are priced below the high-end prestige segment and above the low-end mass segment and that are distributed through the mass market channel. We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oréal, Max Factor, Neutrogena, Revlon, OPI, Borghese and Iman. According to ACNielsen data, these brands were the only mass-distributed brands whose products had average retail prices 12% or more above the average price for similar products in “food, drug and mass volume retailers other than Wal-Mart” for the 52 weeks ended January 22, 2011 and whose retail sales in the mass market channel were over $2 million during the same period, except Max Factor which exited the U.S. market in 2010. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 12% above the average price for similar products within “food, drug and mass volume retailers other than Wal-Mart” because we do not view them as our principal competitors, other than Max Factor.

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

Products

    We develop, manufacture and market a broad selection of products in various cosmetics categories. The following table sets forth the core categories in which we compete and selected examples of products we manufacture within those categories:

Category	Product Lines		Representative Products
Face Makeup	•	Face Powders	•	Mineral Wear®, Organic Wear®, Powder Palette®
	•	Bronzers	•	Magic Mosaic®, Powder Palette®, Shimmer Strips, Bronze Booster, Mineral Wear®, Organic Wear®, Summer Eclipse®, Pearls of Perfection®, Bamboo Wear™
	•	Concealers	•	Gentle Cover® Concealer, Circle Rx™, Conceal Rx™, Mineral Wear®, Concealer Twins®, Concealer 101
	•	Blushes	•	Powder Palette®, Mineral Wear®, Shimmer Strips
	•	Foundation/Tinted Moisturizers	•	Mineral Wear®, Organic Wear®, Healthy Wear™
Eye Makeup	•	Eye Shadows	•	Shimmer Strips, Baked Collection®, Eyebrightener®
	•	Eyeliners	•	Eye Definer Felt-Tip Eye Marker, Shimmer Strips
	•	Mascara	•	Organic Wear®, Shimmer Strips, Plump Potion®
	•	Brow Makeup	•	Brow Definer

    Face makeup.  The face makeup category is our largest category, accounting for approximately 75.7% of our net sales in 2010. We divide this category into face powders, bronzers, concealers, face color (blush) and foundation/tinted moisturizers. Our face powders and bronzers typically enhance skin tone and provide a finishing touch to the skin. Our concealers and neutralizers use color correction to address more significant imperfections, such as dark under-eye circles, blemishes, scars, birthmarks and post-cosmetic surgery discolorations. Our compact and liquid foundations and tinted moisturizers address uneven skin tone and provide skin protection.

    Face powders can be used over foundation or alone, to minimize shine, discolorations and imperfections, creating a smoother, more even skin tone. Based on ACNielsen data for the 52 weeks ended January 22, 2011, we are a leader in the face powders category with an approximate 32.2% dollar share in the masstige market, as we define it, compared to 41.3% in the prior-year period. We also currently market one of the best selling face powder franchises in the masstige market. Our face powder products include Powder Palette®, a multi-colored face powder designed to provide the most natural finish on the skin, Mineral Wear®, a pressed and loose talc-free mineral face powder developed for sensitive and breakout-prone skin, and Organic Wear®, the first 100% natural origin face powder made with certified organic ingredients.

    Bronzers enhance skin tone to provide a “sunkissed” look without the damaging effects of the sun. In 1997, we introduced bronzers, a product formerly offered primarily by department stores for the summer season, to the mass market channel, and have since expanded our product offering to include a full, year-round bronzer selection. Based on ACNielsen data for the 52 weeks ended January 22, 2011, we are a leader in the bronzers category with an approximate 81.9% dollar market share in the masstige market, as we define it, compared to 85.8% in the prior-year period. Our bronzers include Magic Mosaic®, a multi-colored bronzer that lets you customize your shade from dark to light, Shimmer Strips, a multi-colored shimmering bronzer for a custom glamorous tan glow, and Bronze Booster, a glow boosting bronzer that provides an instant and lasting bronze glow.

    We introduced our concealing correction tools to the mass market channel in 1993, and have continued to introduce new concealing correction products. Our concealer products include Gentle Cover® Concealer, Concealer Twins® and Conceal Rx™. We currently have a broad range of yellow, green and flesh tone concealers aimed at covering and correcting skin imperfections, from dark under-eye circles to red blemishes, scars, birthmarks or post-cosmetic surgery discolorations. Based on ACNielsen data for the 52 weeks ended January 22, 2011, we had an approximate 10.2% dollar share of concealers in the masstige market, as we define it, compared to 12.8% in the prior-year period.

    We offer powder blushes that contour the face and accentuate cheekbones with soft color. In 2001, we introduced Planet Blush® and have since expanded in this category with products such as Powder Palette® Blush, Mineral Wear® Blush and Magic Mosaic® Blush. Based on ACNielsen data for the 52 weeks ended January 22, 2011, we had an approximate 12.0% dollar share of blush in the masstige market, as we define it, compared to 15.6% in the prior-year period.

    Foundations, with face powders or alone, provide all over coverage and minimize uneven skin tone. Two examples of our foundation and tinted moisturizer products are Mineral Wear®, a foundation designed to help reduce skin irritation and breakouts, and Organic Wear® 100% Natural Origin Tinted Moisturizer, which hydrates and evens out skin tone with sheer coverage. We intend to expand our foundation product offerings, because foundation is one of the largest cosmetics categories. Based on ACNielsen data for the 52 weeks ended January 22, 2011, we had an approximate 1.9% dollar share of foundations in the masstige market, as we define it, compared to 2.2% in the prior-year period.

    Eye makeup.  The eye makeup category is our second largest category, accounting for approximately 21.4% of our net sales in 2010. The category consists of four categories: eye shadows, eyeliners, brow makeup and mascara. Our eye makeup includes Shimmer Strips Custom Eye Enhancing Shadow and Liner, nine shades coordinated to enhance each eye color, Baked Collection®, a wet/dry eye shadow trio, Shimmer Strips Eye Enhancing Gel Creamliners, Eye Definer Felt-Tip Eye Marker, Organic Wear® 100% Natural Origin Mascara, Plump Potion® Lash Stimulating and Plumping Mascara, and Brow Definer. Based on ACNielsen data for the 52 weeks ended January 22, 2011, we had an approximate 2.8% dollar share of the masstige market, as we define it, in the eye makeup category, compared to 3.7% in the prior-year period. We intend to offer additional eye makeup products.

    Other. We introduced Plump Potion® Needle-Free Lip Plumping Cocktail in 2006 and Organic Wear® 100% Natural Origin Superfruit Lip Gloss in 2009. All other categories accounted for approximately 2.9% of our net sales in 2010.

Market Share

    The following table sets forth the market position and approximate dollar share, based on retail sales, of our products in selected categories within the masstige market, as we define it, based on ACNielsen data for the 52 weeks ended January 22, 2011:

	52 Weeks Ended January 22, 2011
	Masstige Ranking (2)	Masstige Share (3)
Face
Face Powders	2	32.2%
Bronzers (1)	1	81.9
Concealers	5	10.2
Blush	4	12.0
Foundation	5	1.9
Eye
Eye Shadows	4	7.3
Eyeliners	5	2.2
Brow Makeup	4	0.4
Mascara	5	1.5
________________________
(1)	Bronzers are a subcategory of face powders.

(2)
We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oréal, Max Factor, Neutrogena, Revlon, OPI, Borghese and Iman. According to ACNielsen data, these brands, other than Max Factor, were the only-mass distributed brands whose product had average retail prices 12% or more above the average price for similar products in food, drug and mass volume retailers other than Wal-Mart for the 52 weeks ended January 22, 2011 and whose average retail sales in the mass market channel were over $2 million during the same period. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 12% above the average price for similar products within food, drug and mass volume retailers other than Wal-Mart because we do not view them as our principal competitors. Please refer to "Market, Ranking and Other Data" on page 2 for a more detailed discussion.

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

Distribution Channels and Retailer Customers

    We currently sell our products in approximately 25,700 stores in over 70 different retailers in the food retail, drug chain, mass volume, specialty retail and wholesale channels. Our top ten U.S. customers represented approximately 88.0% of our gross sales in 2010. Sales to Wal-Mart, CVS and Target accounted for an aggregate of 62.6% of our gross sales in 2010, with sales to each of these customers accounting for greater than 10% of our gross sales in 2010. In April 2009, one of our largest retailer customers informed us of its decision to completely discontinue selling our products in 2010. This customer began to reduce its inventory levels of our products to prepare for the 2010 discontinuation during the second quarter of 2009, which had a material negative impact on our net sales and results of operations. This customer accounted for 4.8% and 15.8% of our gross sales in 2009 and 2008, respectively. We did not have any sales to this customer during the year ended December 31, 2010, but have been re-introduced to their online business in 2011.

    We do not enter into long-term or exclusive contracts with our customers. Sales to our customers are generally made pursuant to purchase orders. We seek to enhance our customer relationships by regularly updating our product offering, delivering our products on time and providing consistent marketing support, category management services and customized trade allowance programs. Our customers expect quick response times on standard orders, and we generally do not have a material order backlog.  We did not have any backlog orders as of December 31, 2010.

    We entered the Australian market in 1994, the Canadian market in 1998 and the South Africa market in 2010. Australia, Canada and South Africa represented approximately 14.0% of our net sales in 2010. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

New Product Development

    Historically, we have introduced a significant number of products each year.  For 2010, however, we introduced only 46 new products. We launched fewer new products in 2010 than in years past as a result of our business model redefinition initiative, which is designed, in part, to mitigate the risk of product returns while enhancing the productivity potential of our new items.

    Even though there are fewer new products in 2010, we believe the amount of innovation we are bringing to the market is similar to prior years, as we launched a similar number of new product platforms as prior years, the driver of customer and consumer perception of innovation, but with fewer products per platform than in years past. The lower number of new products per innovation platform is the driver of the fewer new product count launched in 2010.

    We seek to be first-to-market in the mass market channel with many of our products. Our new product development team consists of marketing, research and development, packaging, engineering and global sourcing professionals. Our team employs a 12-month product development process that incorporates our core industry knowledge, awareness of global trends and technological advances and sensitivity to retail needs. Members of our new product development team attend the principal industry trade shows in the U.S., Europe and Asia. We spent $699,000, $765,000 and $775,000 on research and development in 2010, 2009 and 2008, respectively.

    We believe we are broadly recognized as a leading innovator in the masstige market. Our products have received numerous awards and editorial recognition, including the Real Beauty Gold Star Award for "Best New Eyeliner" in December 2010, "Best Eye Makeup Remover" by Allure Magazine in October 2010, O Oprah Magazine's "Most Ingenious Green Packaging Award" in April 2010, "MVP Award" from Redbook in May 2010, "America's Healthiest Powder Foundation" in Health Magazine in June 2010, 2010 Beauty Award in Fitness Magazine for "Best Eyeliner", the Cosmetic Executive Women (CEW) Beauty Award - 2009 “Best Face Makeup” Finalist, 2009 Health and Beauty America (HBA) International Design “Green Award”, Good Housekeeping Seal of Approval 2009 and Good Housekeeping Green Seal, “2009 Best Bronzer/Blush” by Shape magazine, “2009 Best Blush” by Fitness magazine, “Best of Beauty - Best Natural Wonder Mascara” by Allure magazine in 2009, “Best Eco Mascara” by Self magazine in May 2009, “Best Mascara, Green Beauty Award” by Cosmopolitan magazine in April 2009, “Best Lash (and Earth-Friendly) Mascara” by O, The Oprah Magazine in April 2009, “America's Healthiest Beauty Award - Bronzer” by Health magazine in June 2008, “Best Highlighter” by SELF magazine in May 2008, “Best Lip Plumper” by Star magazine in May 2008 and "Best Problem-Solver Concealer" by O Oprah Magazine in April 2008.

Marketing and Sales

    We position ourselves as a masstige cosmetics company and market our products to consumers in the U.S. mass market channel and other channels outside the U.S. Our consumer marketing includes national print and digital advertising, as well as point-of-sale merchandising, including displays and promotions.

    Our advertising strategy includes print in major beauty, lifestyle and women service publications in the U.S. and Canada, digital advertising in key websites and social media, non-traditional advertising and free standing inserts in Sunday newspapers. We strive to feature fresh, modern, vibrant imagery in our marketing campaigns to provide a “real woman” quality to which our consumers can relate.

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

    We maintain three web sites, www.physiciansformula.com, www.mypfbeauty.com and www.organicwearmakeup.com in addition to a Facebook and Twitter page, all of which feature current product and promotional information to educate and inform consumers about our products. Our web sites, Facebook and Twitter pages are updated regularly to stay current with our new product offerings and continually engage and excite consumers regarding the brand.

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

Raw Materials and Suppliers

    We purchase raw materials, components, such as plastic compact containers, plastic tubes or brushes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from foreign and U.S. suppliers. Eleven of our top fifteen suppliers are located in Europe or Asia. These eleven foreign suppliers represented approximately 60.3% of our purchases of raw materials, semi-finished goods and components in 2010. We purchase a significant portion of our powders from suppliers in Italy, U.S. and Japan and our components from suppliers in China. Our suppliers range from small family-owned businesses to large multinational corporations. We maintain relationships with a broad base of manufacturers in an effort to utilize those with the latest technologies and highest quality standards and to benefit from their knowledge of the newest manufacturing techniques. We have implemented a strategy that enables us to source components directly from Asian manufacturers, thereby eliminating a broker mark-up.

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

Manufacturing

    We manufacture our products at two facilities located in City of Industry, California and one facility located in Covina, California, which are approximately 20 miles east of Los Angeles. The adjoining facilities in City of Industry are approximately 25,000 and 20,000 square feet, respectively, and are both leased under a two-year contract that expires in December 2012. The Covina facility is approximately 72,500 square feet and is leased under a two year term lease expiring in December 2012. Our manufacturing consists of compounding, filling and assembly. Currently, our compounding process is manual and requires highly skilled labor for weighing materials and compounding materials. We rely on four to seven manual assembly lines, one automated assembly line and eleven primary filling lines in our manufacturing facilities. We are in the final stages of completing an upgrade to the automated assembly line, which has reduced labor cost per unit and increased capacity.

Distribution

    We distribute our products from a 62,000 square foot distribution facility in Azusa, California, which is 24 miles east of Los Angeles. This facility is leased under a two-year contract that expires in December 2012.

    At our distribution center we:

●	store finished goods;
●	pick and pack for all domestic and most international customer orders;
●	conduct quality control for manufactured and assembled products;
●	process and store returns; and
●	assemble promotional displays.

    We have also negotiated the use of space at third-party warehousing companies to handle our international customer orders and certain domestic customer orders and fluctuations in our inventory levels, which are significantly greater during the first and fourth quarters of each year. During peak periods, we rely on third-party logistics providers to ship some of our products to our retailer customers.

Patents and Trademarks

    The major trademark used in our business is Physicians Formula, with many of our products sold under this brand. We have registered or applied to register many of our product trademarks in the U.S. We have also registered the Physicians Formula trademark in over 40 foreign countries. We consider the protection of our trademarks and trade name to be an important element of our business. We have filed with the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office a petition for cancellation of the registered trademark Physicians Complex issued to Cosmed, Inc. for cosmetics products sold primarily on the Internet. As of December 31, 2010, we had approximately 176 registered U.S. and foreign trademarks that we intend to maintain, and we had approximately 28 trademark applications pending. Our registered trademark rights exist for as long as the trademark is used for the identified goods or services and we continue to renew the registered trademark.

    We also protect some of our packaging and component concepts through design patents. We consider proprietary technology and patent protection to be an important element of our business. As of December 31, 2010, we had approximately 60 design patents issued. Our design patents expire between 2015 and 2022.

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

Employees

    As of December 31, 2010, we employed approximately 147 full-time and 8 part-time employees. In addition, we subcontracted for approximately 253 workers through a temporary staffing agency. During the course of the year, we typically utilize between 100 and 250 subcontracted workers depending on seasonal fluctuations in demand for our products.

    As of December 31, 2010, none of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory.

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

    The facilities are located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. We, along with many others, were named by the U.S. Environmental Protection Agency (“EPA”) a potentially responsible party (“PRP”) for the regional contamination. We entered into a settlement with another PVOU PRP, pursuant to which, in return for a payment we have already made and had been fully indemnified for by a third party, the other PRP indemnified us against most claims for PVOU contamination. A court approved and entered a consent decree among the other PRP, us and the EPA that resolves our liability for cleanup of regional groundwater contamination without any payment by us to the EPA. Depending on the scope and duration of the cleanup, we may be required to make further payments to the other PRP for regional groundwater remediation costs. We estimate the amount of such additional payments, if any, would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. We expect any such additional payments by us to be covered by indemnities given to us by the other companies. Those companies may contest their indemnity obligation for these payments. We believe the companies are financially able to pay the liability. Because we believe it is not probable that we will be held liable for any of these expenses, we have not recorded a liability for such potential claims.

    Our liability for these contamination matters is substantially covered by third-party indemnities and resolved by prior agreements and settlements, and borne by prior operators of the facilities, their successors and their insurers. We are attempting to recoup approximately $760,000 in defense costs from one of these indemnitors. These costs have been expensed as paid by us and are not recorded in our consolidated balance sheets.

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

    We depend on a small number of core retailer customers for a majority of our sales, including Wal-Mart, CVS and Target. Sales to these three retailer customers accounted for an aggregate of 62.6% of our gross sales in 2010. None of our customers is under an obligation to continue purchasing products from us in the future. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. In the future, retailers in the mass market channel may undergo restructurings or reorganizations, realign their affiliations, close stores or otherwise suffer losses, any of which could decrease their orders for our products. The loss of one or more of our customers that, individually or in the aggregate, accounts for a significant portion of our sales, any significant decrease in sales to those customers, any significant decrease in our retail selling space in any of those customers’ stores, an interruption or decline of our customers’ business or a successful demand by those customers that we decrease our prices would reduce our sales and harm our business. In the first quarter of 2009, one of our largest retailer customers informed us that as a result of a change in strategy, the customer intends to reduce the space allocated to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed us of its decision to discontinue selling Physicians Formula products. This change had a material negative impact on our net sales beginning in the second quarter of 2009 as the customer reduced its inventory levels of our products. This change eliminated our distribution in approximately 5,800 stores. This customer accounted for 4.8% and 15.8% of our gross sales for the years ended December 31, 2009 and 2008, respectively. We did not have any sales to this customer during the year ended December 31, 2010, but have been re-introduced to their online business in 2011.

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

    Current economic conditions could also have a negative impact on the financial stability of our retailer customers.  A small number of our customers account for a large percentage of our net sales and accounts receivable.  If any of our significant retailer customers were unable to finance purchases of our products or defaults on amounts owed to us, it would have an adverse impact on our results of operations and financial condition, including our liquidity.  Although we have seen recent signs of improvement in our business, it is uncertain if economic conditions or consumer confidence will stabilize or will deteriorate further, or when economic conditions or consumer confidence will improve.  If there is a prolonged recession, reduced consumer spending could have a material and adverse effect on our business, results of operations or financial condition, including recognizing an additional impairment charge of the Physicians Formula trade name. Additionally, if these adverse impacts to our results of operations lead to the generation of pre-tax losses in the future, this could also result in recognizing a valuation allowance against our deferred income tax assets.

If we are unable to comply with the financial covenants in our new senior credit agreement and senior subordinated note, our business, results of operations and liquidity could be materially and adversely affected.

    We are operating in a challenging economic environment and our ability to comply with the financial maintenance covenants in the new senior credit agreement and senior subordinated note may be affected by future economic or business conditions beyond our control. We were in compliance with these financial covenants as of and for the 12 months ended December 31, 2010, and, based on our internal projections, we believe that we will continue to be in compliance with the minimum book net worth covenant. However, our Adjusted EBITDA covenant involves more uncertainty, and continued worsening in the economic environment could impact our ability to meet this covenant. A failure to maintain the financial covenants in our new senior credit agreement and senior subordinated note, if we are not able to obtain an amendment or waiver in the future, would be an event of default under our new senior credit agreement and senior subordinated note.  If there is an event of default under our new senior credit agreement and senior subordinated note, we would be precluded from borrowing under our revolving credit facility and the indebtedness under our new senior credit agreement and senior subordinated note could be declared immediately due and payable, which would have a material adverse effect on our business, financial condition and liquidity. There is no assurance that we would receive waivers should we not meet our financial covenants. Even if we are able to obtain a waiver, in connection with negotiating a waiver we may be required to agree to other changes in the new senior credit agreement and senior subordinated note, including increased interest rates, tighter covenants or lower availability thresholds; we may also be required to pay a fee for such waiver. If we are not able to comply with the financial covenants in the new senior credit agreement and senior subordinated note and we are unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity and, if we can obtain financing, that we will be able to do so on terms acceptable to us. See Item 7 under the caption "Credit Facilities" and Note 6 to the consolidated financial statements.

The high level of competition in our industry could harm our business, financial performance, market share and profitability. Many of our competitors have substantially greater resources than we do.

The business of selling cosmetics is highly competitive. This market includes numerous manufacturers, distributors, marketers and retailers that actively compete for consumers both in the U.S. and abroad. The cosmetics market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. In addition, our products may be, or are at the risk of becoming, obsolete due to new product introductions or new technologies. Our competitors may foresee the course of market development more accurately than we do, develop products and technologies that are superior to ours, produce similar products at a lower cost than we can or adapt more quickly to consumer preferences. Any of these developments would harm our operating results.

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

Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales will decline. In addition, our growth depends upon our ability to develop new products through new product lines, product line extensions and product improvements, which involve numerous risks. New product launches are essential to our continued growth. New products have contributed, on average, approximately 36.1% of our gross sales for the last three years and approximately 31.9% of our gross sales in 2010. As we grow, our reliance on new products may increase. We may not be able to accurately identify consumer preferences, translate our knowledge into consumer-accepted products or successfully integrate new products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development or marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our operating results. Unsuccessful product launches could also result in increased inventory write-downs. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We may not be able to successfully develop new products in the future, and our newly developed products may not contribute favorably to our operating results.

We are a small company that relies on a few key employees to ensure that our business operates efficiently. If we were to lose the services of any of these key employees, we would experience difficulty in replacing them, which would affect our business operations and harm our business and results of operations.

    Our success depends to a significant degree upon the business expertise and continued contributions of our senior management team of only three individuals, any one of whom would be difficult to replace. As a result, our future results will depend significantly upon the efforts and retention of key employees, such as Ingrid Jackel, our Chief Executive Officer, who is also responsible for marketing, research and development, operations and human resources, Jeffrey P. Rogers, our President, who is also currently and has historically been responsible for sales, and Jeff M. Berry, our Chief Financial Officer, who is also responsible for accounting and finance, information technology and legal functions. We rely on this group of three individuals, who have an average of 16 years of cosmetics industry experience, for managing our company, developing our business strategy and maintaining our strategic relationships with our key retailer customers. Because we are a small company, we believe that the loss of key personnel would be more disruptive to us than it would be to a large, multinational manufacturer. Any of these employees could, with little or no prior notice, voluntarily terminate their employment with us at any time. We only maintain a life insurance policy on Ingrid Jackel. The loss of service of any of these key employees would harm our business and results of operations.

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

    In order to expand our business, we plan to further develop products in cosmetics subcategories such as foundation, mascara and lip products. We currently offer products in only approximately half of the cosmetics categories, and expansion into new cosmetics categories is a critical component of our growth strategy. However, we may not be successful in our expansion efforts in these areas. Each of these product initiatives involves significant risks, as well as the possibility of unexpected consequences, including:

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

    Our ability to succeed depends on our ability to grow our business while maintaining profitability. Introducing new products and expanding our distribution have contributed significantly to our recent results, but we must continue to develop new and innovative products and expand our distribution in order to maintain our growth and profitability. We are heavily dependent on new products, which have contributed, on average, approximately 36.1% of our gross sales in the last three years and approximately 31.9% of our gross sales in 2010. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including, without limitation:

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

    Our growth has placed, and will continue to place, a strain on our management team, information systems, labor, assembly and distribution capacity and other resources. We are currently running two shifts at our Covina facility. We expect to use some outsourced manufacturing in the fourth quarter of 2011 and first quarter of 2012 to meet anticipated demand. Outsourcing manufacturing could impact our ability to maintain our quality standards, which could harm our reputation. We could also be forced to extend the second shift or add a third shift in the fourth quarter of 2011 and first quarter of 2012, which would be more expensive and would negatively affect our operating margins. We may experience additional constraints on capacity in the future. If we are unable to effectively address our capacity constraints or manage our future growth, our failure to do so would harm our business, results of operations and financial condition.

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

    We attempt to protect our intellectual property under the patent and trademark laws. The market for our products depends to a significant extent upon the goodwill associated with our trademarks and trade names. We own the material trademarks and trade name rights used in connection with the packaging, marketing and sale of our products. Therefore, trademark and trade name protection is important to our business. Although we have registered or applied to register many of our trademarks in the U.S. and in certain foreign countries, we cannot assure you that all of our trademark applications will be approved.

    We also own design patents that relate to some of our products. The design patents we own could be challenged, invalidated or circumvented by others and may not be of sufficient scope or strength to provide us with any meaningful protection or commercial advantage. Although we have registered or applied to register additional design patents in the U.S. and in certain foreign countries, we cannot assure you that any of our design patent applications will be approved. In addition, we do not own any formula patents. Our suppliers or other third parties hold certain formula patents for the manufacture of our products. If our relationships with our suppliers were interrupted or terminated, or if we are unable to use formulas covered by third-party patents, our business could be harmed and it would negatively impact our results of operations.

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

    Our ability to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. We estimate that our net working capital requirements will increase to $29.5 million in 2011 from $27.2 million in 2010. We have budgeted capital expenditures of $3.6 million for 2011, compared to $5.1 million in 2010, which consists of $1.3 million of property, plant and equipment expenditures and $2.3 million of retail permanent fixture expenditures.

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

    The automation of our remaining manual assembly lines and any other efficiency improvements we may undertake could involve substantial investments and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. We expect to experience some capacity constraints at our product assembly and distribution facilities in the fourth quarter of 2011 and first quarter of 2012, and our failure to successfully implement efficiency improvements and capacity expansion could result in additional capacity constraints in the future. Failure to implement this efficiency improvement would result in increased costs which would reduce our margins and harm our business.

We purchase components and semi-finished goods from a limited number of third-party suppliers, which reduces our control over the manufacturing process and may cause variations in quality or delays in our ability to fill orders.

    We purchase components, such as plastic compact containers or plastic tubes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from foreign and U.S. suppliers. We depend on these suppliers to deliver products that are free from defects, that comply with our specifications, that meet our delivery requirements and that are competitive in cost. If our suppliers deliver products that are defective or that otherwise do not meet our specifications, our product failure and return rates may increase, and the reputation of our products and the Physicians Formula brand may suffer. In addition, if our suppliers do not meet our delivery requirements or cease doing business with us for any reason, we might miss our retailer customers’ delivery deadlines, which could in turn cause our customers to cancel or reduce orders, refuse to accept deliveries or demand reduced prices. Even if acceptable alternative suppliers are found, the process of locating and securing such alternatives is likely to disrupt our business, and we cannot assure you that we will be able to secure alternative suppliers on acceptable terms that provide the same quality product or comply with all applicable laws. Extended unavailability of necessary components or finished goods would cause us to be unable to market one or more of our products for a period of time. Any of these events would cause our business, results of operations and financial condition to suffer.

Further increases in the California or Federal minimum wage would increase our operating costs and harm our profitability.

    We pay the 100 to 250 workers provided to us by a third-party staffing service the California minimum wage, which increased to $8.00 per hour on January 1, 2008. Further increases in the minimum wage may lead to an increase in wages to our hourly employees who are currently paid above minimum wage.

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

All of our facility leases expire in December 2012. If we are unable to renew these leases on favorable terms or move to new facilities, our costs could increase, which would harm our business, results of operations and financial condition.

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

    Our business is subject to numerous laws and regulations. The formulation, manufacturing, packaging, labeling, registration, advertising, distribution, importation, storage and sale of our cosmetic products are subject to extensive regulation by various Federal agencies, including the U.S. Food and Drug Administration, or the “FDA,” the U.S. Federal Trade Commission, or the “FTC,” the “EPA,” and by various agencies of the states, localities and foreign countries in which our products are manufactured, distributed and sold. Our facilities in City of Industry and Covina, California are registered with the FDA as drug manufacturing and repackaging establishments, respectively, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreen. Failure by us or our third-party suppliers to comply with those laws and regulations could lead to an enforcement action and the imposition of significant penalties or claims, resulting in significant loss of sales, and could have a negative effect on our business, results of operations and financial condition. If we fail to comply with Federal, state or foreign laws and regulations, we could be required to suspend manufacturing operations, change product formulations, suspend the sale of certain products, initiate product recalls, change product labeling, packaging or advertising or take other corrective actions. Any of these actions could harm our business, financial condition and results of operations. In addition, the adoption of new laws or regulations or changes in the interpretations of existing laws or regulations may result in significant compliance costs or discontinuation of products. Our failure to comply with FDA, FTC, EPA or state laws and regulations, or with laws and regulations in foreign markets, that cover our advertising, including direct claims and advertising by us, may result in enforcement actions and imposition of penalties or otherwise materially adversely affect the distribution and sale of our products and our business.

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

    Our City of Industry facility was contaminated, and subsequently remediated, by the former operator of the property. In addition, the facility is located within an area of regional groundwater contamination known as the Puente Valley “operable unit” of the San Gabriel Valley Superfund Site. We, along with many others, were named a potentially responsible party for the regional contamination by the EPA. To date, our liability for this matter has been substantially covered by indemnities and resolved by prior settlements, and borne by prior operators of the facility and the business, one of their successors and one of their insurers. We are, however, attempting to recoup approximately $760,000 in defense costs from one of our indemnitors. These costs have been expensed as paid by us and are not recorded in our consolidated balance sheets. We may be subject to additional claims resulting from the historical site contamination and regional contamination. We have not established a reserve for additional claims, as we believe that it is not probable that we will be held liable for any of these claims. Failure by one or more of the responsible parties and/or our indemnitors to honor their obligations could cause us to incur liability which could be material.

We rely heavily on a staffing service to provide us with workers and could face significant employment claims that could harm our reputation, business, results of operations or financial condition.

    We have contracted with a staffing service to supply us with workers. The number of workers supplied by the staffing service varies between a minimum of approximately 100 and 250, based on seasonal demands for our products. Actions taken by these workers or the agency that provides them to us could subject us to significant liability. An inherent risk of using workers supplied by a third party is that we may face possible claims of employment of undocumented workers, claims of violations of the National Labor Relations Act, discrimination or harassment, claims under health and safety regulations and other related claims. We may also be subject to claims that these workers should be deemed our employees for ERISA, federal taxation or other purposes. Any of these claims could require us to pay substantial fines and monetary damages. In addition, we could face negative publicity that would harm our brand. Any of these negative consequences would harm our reputation, business, results of operations or financial condition.

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

    For the year ended December 31, 2010, approximately 14.0% of our net sales were attributable to our business in Canada, Australia and South Africa. In addition, eleven of our top fifteen suppliers, which include U.S. brokers that purchase raw materials, semi-finished goods and components on our behalf, are located in Europe or Asia. These eleven foreign suppliers represented approximately 60.3% of our purchases of raw materials, semi-finished goods and components in 2010. In particular, we purchase significant portions of our powders from suppliers in Italy and our components from suppliers in China. We may encounter risks of doing business outside of the U.S. including:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.  PROPERTIES

    The following table sets forth our principal facilities as of December 31, 2010.  All of these facilities are leased under two year lease contracts that expire in December 2012.

Location	Use	Approximate Square Footage	Ownership Interest
Azusa, California	Corporate office, distribution	82,000	Lease
City of Industry, California	Manufacturing	20,000	Lease
City of Industry, California	Manufacturing, office	25,000	Lease
Covina, California	Manufacturing	72,500	Lease

    The facilities in the City of Industry and Covina each have renewal options for at least an additional 60 months when the contracts expire in December 2012. The facility in Azusa has a renewal option for an additional 12 months when the contract expires in December 2012.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

    Our common stock is traded on The Nasdaq Global Select Market under the symbol "FACE." The following table sets forth the high and low sale prices for our common stock for the periods indicated as regularly reported by The Nasdaq Global Select Market:

	High	Low
Year ended December 31, 2010
Fourth quarter	$4.02	$3.16
Third quarter	$3.92	$2.93
Second quarter	$4.00	$2.43
First quarter	$2.46	$1.90
Year ended December 31, 2009
Fourth quarter	$2.79	$1.78
Third quarter	$2.80	$1.86
Second quarter	$3.54	$1.24
First quarter	$3.94	$1.00

    As of March 3, 2011, there were 32 holders of record of our outstanding common stock.

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

Comparison of 12-Month Cumulative Total Return
Among Physicians Formula Holdings, Inc., the
Nasdaq Global Select Index and the Dow Jones
U.S. Personal Products Index

	Cumulative Total Return
	Physicians Formula Holdings, Inc.	Nasdaq Global Select Index	Dow Jones U.S. Personal Products Index
November 9, 2006	$100.00	$100.00	$100.00
December 29, 2006	94.78	101.37	101.65
December 31, 2007	60.24	112.37	114.48
December 31, 2008	14.15	67.92	90.02
December 31, 2009	13.95	97.76	137.16
December 31, 2010	19.07	114.16	114.36

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

    We did not repurchase any of our common stock during the fourth quarter of 2010.

ITEM 6.  SELECTED FINANCIAL DATA

    You should read the selected historical financial data presented below in conjunction with our consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K.

    The selected historical financial data presented below under the heading “Statement of Operations Data” for the years ended December 31, 2010, 2009 and 2008 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2010 and 2009 have been derived from, and are qualified by reference to, the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data presented below under the heading “Statement of Operations Data” for the years ended December 31, 2007 and 2006 and the selected historical financial data presented below under the heading “Balance Sheet Data” as of December 31, 2008, 2007 and 2006 have been derived from, and are qualified by reference to, our audited consolidated financial statements which are not included in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except share data)
Statement of Operations Data:
Net sales	$78,523	$77,796	$114,032	$111,521	$95,405
Cost of sales	42,904	43,342	55,593	50,283	41,943
Gross profit	35,619	34,454	58,439	61,238	53,462
Selling, general and administrative expenses	33,359	37,994	48,936	45,200	45,191
Goodwill and intangible asset impairment	-	1,100	32,661	-	-
Income (loss) from operations	2,260	(4,640)	(23,158)	16,038	8,271
Interest expense, net	2,440	1,907	925	1,511	7,633
Other (income) expense, net	(35)	(27)	380	(53)	(39)
(Loss) income before (benefit) provision for income taxes	(145)	(6,520)	(24,463)	14,580	677
(Benefit) provision for income taxes	(703)	(2,617)	(4,694)	5,831	71
Net income (loss)	$558	$(3,903)	$(19,769)	$8,749	$606

Net income (loss) per common share:
Basic	$0.04	$(0.29)	$(1.41)	$0.63	$0.06
Diluted	$0.04	$(0.29)	$(1.41)	$0.60	$0.05
Weighted-average common shares outstanding:
Basic	13,589,668	13,583,685	13,973,360	13,975,550	10,900,919
Diluted	14,478,641	13,583,685	13,973,360	14,565,056	11,387,033

Balance Sheet Data:
Cash and cash equivalents	$110	$3,797	$620	$-	$26
Working capital	27,157	24,288	20,201	27,347	19,599
Total assets	98,773	106,680	114,096	151,467	134,314
Revolving credit facility	1,406	9,926	7,935	10,168	7,522
Long-term debt, including current portion	7,525	8,000	10,500	13,500	15,000
Total stockholders' equity	51,178	48,770	51,561	72,450	61,572

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

    We sell our products to mass market retailers such as Wal-Mart, CVS, Target and Rite Aid. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 25,700 of the 45,500 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 36.1% of our gross sales from 2008 to 2010.

Factors Affecting Our Operating Results

    Our net sales are impacted by advertising, discounts and promotions, merchandising, packaging, the availability of wall display space at our retailer customers, inventory management at retailers and the timing of new product launches and line extensions, all of which have a significant impact on consumers’ buying decisions. Continued growth of our net sales and profitability will depend substantially on the continued popularity of our new and existing products, our ability to effectively manage our sales and distribution networks and our ability to maintain sufficient product supply to meet expected growth in demand. From 2004 to 2007, we experienced rapid revenue growth and increased demand for our premium-priced products.  This pattern changed in 2008.  As a result of deteriorating economic conditions, we experienced lessened demand for our products and tightening of inventory levels with our retail customers. Our net sales moderated in the second half of 2008 and declined 31.8% during the year ended December 31, 2009 compared to the year ended December 31, 2008, which was attributable in large part to the loss of a major customer, deteriorating global economic conditions and tightening of inventory levels with our retail customers. The strong performance of our 2010 new product launches and improved product return rates contributed to the modest increase in net sales of 0.9% during the year ended December 31, 2010 as compared to the year ended December 31, 2009, which was partially offset by a decrease in U.S. sales as retailers worked down their inventory levels in response to soft consumer demand and the loss of a major customer, as discussed below.

   Late in the first quarter of 2009, one of our largest retail customers informed us that, as a result of a change in strategy, the customer intended to reduce its space allotted to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed management of its decision to completely discontinue selling our products in 2010 rather than implementing only a reduction in the number of our products sold in the stores. This customer began to reduce its inventory levels of our products to prepare for the 2010 discontinuation during the second quarter of 2009, which had a material negative impact on our net sales. This change eliminated our distribution in approximately 5,800 stores. This customer accounted for 4.8% and 15.8% of our gross sales for the years ended December 31, 2009 and 2008, respectively. We did not have any sales to this customer during the year ended December 31, 2010, but have been re-introduced on their online business in 2011. While this is a positive contributor to 2011, we do not expect the sales growth from this development to be material next year unless it leads to a brick-and-mortar distribution with this retailer.

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

    Our goodwill and indefinite-lived intangible assets are tested for impairment during the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. Due to the significant downturn in the economy and the deterioration of the market price of our common stock during the fourth quarter of 2008, we tested goodwill and indefinite-lived intangible assets for impairment as of December 31, 2008. Based on this analysis, we recorded a non-cash impairment charge of $16.8 million representing the entire amount of our previously recorded goodwill and a $15.9 million non-cash impairment charge to write down the carrying value of the trade names to their fair value. During the six months ended June 30, 2009, the downturn in the economy continued which significantly lowered consumer discretionary spending. Additionally, the market capitalization of the Company continued to decline. As a result of our annual impairment testing of the trade names as of June 30, 2009, trade names with a carrying amount of $13.6 million were written down to their fair value of $12.5 million, resulting in an impairment charge of $1.1 million for the year ended December 31, 2009. We tested trade names for impairment as of June 30, 2010, and based on the analysis, an impairment charge was not recorded as the fair value of the trade names exceed their carrying value.

Factors Affecting Comparability

   Seasonality

    Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. Our net sales for the three months ended December 31, 2010 were higher than our net sales for the three months ended September 30, 2010, as a result of this seasonality. Our quarterly results of operations may fluctuate as a result of a variety of reasons, including the timing of new product introductions, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

	Three Months Ended
	March 31	June 30	September 30	December 31
2010
Net sales	$22,966	$20,761	$14,335	$20,461
Income (loss) from operations	$1,348	$2,332	$(117)	$(1,303)
Net income (loss)	$520	$1,366	$(420)	$(908)
2009
Net sales	$20,174	$21,051	$14,230	$22,341
(Loss) income from operations	$(3,031)	$1,857	$(157)	$(3,309)
Net (loss) income	$(1,714)	$591	$(302)	$(2,478)
2008
Net sales	$42,661	$22,876	$20,254	$28,241
Income (loss) from operations	$8,839	$(3,069)	$1,945	$(30,873)
Net income (loss)	$5,019	$(1,983)	$1,686	$(24,491)

Results of Operations

    The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	54.6	55.7	48.8
Gross profit	45.4	44.3	51.2
Selling, general and administrative expenses	42.5	48.8	42.9
Goodwill and intangible asset impairment	-	1.4	28.6
Income (loss) from operations	2.9	(5.9)	(20.3)
Interest expense, net	3.1	2.5	0.8
Other (income) expense, net	-	-	0.3
Loss before benefit for income taxes	(0.2)	(8.4)	(21.4)
Benefit for income taxes	(0.9)	(3.4)	(4.1)
Net income (loss)	0.7%	(5.0)%	(17.3)%

    Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

   Net Sales.  Net sales increased $727,000, or 0.9%, to $78.5 million for the year ended December 31, 2010 from $77.8 million for the year ended December 31, 2009. The increase was primarily attributable to a decrease in our provision for returns, a decrease in trade spending, an increase in net sales of our 2010 new products compared to our 2009 new products, partially offset by a decrease in gross sales driven by the lack of sales in 2010 to the major customer that discontinued the sale of our products in the second quarter of 2009. Because of this discontinuation, we had no sales to this customer during the year ended December 31, 2010, but during the year ended December 31, 2009, net sales to this customer were $3.4 million.

    Our provision for returns decreased $4.2 million, or 18.2% to $19.0 million for the year ended December 31, 2010 from $23.2 million for the year ended December 31, 2009 due to a decline in expected returns from retailers. The drivers of the lower expected returns from our retailers are the lack of sales to the customer which discontinued our products in 2009 and had a historically higher product return rate, and the absence of returns of higher-priced promotional kits which are no longer being sold but which were returned in large volumes in 2009. Provision for returns as a percentage of net sales was 24.1% for the year ended December 31, 2010 compared to 29.8% for the year ended December 31, 2009. The decrease in the provision for returns as a percentage of net sales was due to the factors mentioned above.

    Trade spending with retailers decreased $923,000, or 3.9%, to $22.5 million for the year ended December 31, 2010 from $23.5 million for the year ended December 31, 2009, which included a decrease in markdowns of $1.6 million, a decrease in coupon expense of $1.5 million, a decrease in cash discounts and miscellaneous allowances of $245,000, partially offset by an increase in retail marketing of $1.6 million and an increase in cooperative advertising of $796,000.

    During the year ended December 31, 2010, our results included net sales of $10.9 million to our international customers compared to $9.1 million for the year ended December 31, 2009. The increase in sales to international customers resulted primarily from our Canadian business.

   Cost of Sales.  Cost of sales decreased $438,000, or 1.0%, to $42.9 million for the year ended December 31, 2010 from $43.3 million for the year ended December 31, 2009. The decrease in cost of sales resulted primarily from a lower provision for obsolete and slow moving inventory, driven in part from the benefits of the SKU rationalization implemented at the end of 2009, which was partially offset by lower than anticipated recoveries of returns driven by lower actual return levels compared to the prior year and the deterioration of product mix due to the increased sale of lower margin eye products.

    Cost of sales as a percentage of net sales was 54.6% for the year ended December 31, 2010 compared to 55.7% for the year ended December 31, 2009. The decrease in cost of sales as a percentage of net sales was due to the factors mentioned above.

    Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased $4.6 million, or 12.2%, to $33.4 million for the year ended December 31, 2010 from $38.0 million for the year ended December 31, 2009. The decrease was primarily due to a $3.8 million decrease in marketing expenses which resulted primarily from a change in retailer program. Also contributing to the decrease was a $880,000 decrease in distribution costs, a $389,000 decrease in bad debt expense, a $202,000 decrease in freight and warehouse costs, which were partially offset by a $365,000 increase in sales force and sales administrative expenses, a $137,000 decrease in realized and unrealized foreign currency exchange gains and a $131,000 increase in corporate administrative costs.

    Goodwill and Intangible Asset Impairment.  During the year ended December 31, 2009, we recorded a non-cash charge of $1.1 million for the impairment of our trade names. We evaluate our indefinite-lived intangible asset for impairment in the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amount of the asset may not be recoverable. This non-cash impairment charge does not impact our overall business operations. No such impairment charge was recorded during 2010 based on our impairment analysis.

   Interest Expense, Net.  Interest expense, net increased $533,000, or 27.9%, to $2.4 million for the year ended December 31, 2010 from $1.9 million for the year ended December 31, 2009. The increase was primarily due to the issuance of the Senior Subordinated Note in November 2009.

    Other Income, Net.  Other income, net was $35,000 and $27,000 for the years ended December 31, 2010 and 2009, respectively, which consisted primarily of unrealized gains related to investments held as part of our non-qualified deferred compensation plans.

    Benefit for Income Taxes.  The benefit for income taxes represents federal, state and local income taxes. For the year ended December 31, 2010, the benefit for income taxes was $703,000, representing an effective income tax rate of 484.8%. The effective tax rate differed from the statutory rate for the year ended December 31, 2010, primarily due to the impact of a New York state audit refund, the graduated federal tax rates, charitable contributions and other fluctuations in permanent differences between book and taxable income such as research and development credits. For the year ended December 31, 2009, the benefit for income taxes was $2.6 million, representing an effective income tax rate of 40.1%. The effective tax rate differed from the statutory rate for the year ended December 31, 2009, primarily due to permanent differences between book and taxable income such as stock option cancellations and research and development credits.

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

Liquidity and Capital Resources

    Cash Flows

    As of December 31, 2010, we had $110,000 in cash and cash equivalents compared to $3.8 million in cash and cash equivalents as of December 31, 2009. The decrease in cash and cash equivalents was due primarily to payments made on our line of credit and purchases of retail permanent fixtures, partially offset by cash provided by our operating activities.  As of December 31, 2010, we had $1.4 million outstanding and $15.8 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable, inventories, deferred tax assets, net, accounts payable, trade allowances, sales returns reserve and line of credit borrowings.

    Operating Activities.  Cash provided by operating activities decreased $3.3 million, or 35.0%, to $6.1 million for the year ended December 31, 2010 from $9.4 million for the year ended December 31, 2009. The net decrease in cash provided by operating activities resulted primarily from unfavorable changes in net working capital, offset in part by higher net non-cash activities impacting income. Cash provided by operating activities decreased $3.1 million, or 24.6%, to $9.4 million for the year ended December 31, 2009 from $12.4 million for the year ended December 31, 2008. The net decrease in cash provided by operating activities resulted primarily from lower net non-cash activities impacting net loss, offset in part by favorable changes in net working capital. In 2010, net income of $558,000 and non-cash charges of $6.4 million were partially offset by a net decrease in working capital needs of $873,000. In 2009, the net loss of $3.9 million was offset by non-cash charges of $5.9 million (including an intangible asset impairment charge of $1.1 million) and a net decrease in working capital needs of $7.4 million. In 2008, the net loss of $19.8 million was offset by non-cash charges of $27.9 million (including goodwill and intangible asset impairment charges of $32.7 million) and a net decrease in working capital needs of $4.3 million.

    Days sales outstanding ("DSO"), as calculated on a trailing 4-month basis, decreased 1.6 days, to 71.2 days at December 31, 2010 from 72.8 days at December 31, 2009. DSO increased 5.0 days, to 72.8 days at December 31, 2009 from 67.8 days at December 31, 2008. DSO decreased from 2009 to 2010 primarily because of our increased collection efforts in 2010. DSO increased from 2008 to 2009 because of the economic downturn and tightening of credit in the financial markets had, in some cases, adversely impacted our customers' ability to make timely payments to us. In addition, for certain selected customers who we deemed to be creditworthy based upon their prior payment history, and for certain promotional items, we extended our standard payment terms from net 30 days to net 60 days or net 90 days.

    We regularly reevaluate our customers' ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. In addition, we implemented a customer credit watch in the fourth quarter of 2008, requiring management approval for all orders from customers that have been identified as a potential credit risk. As of December 31, 2010, we had $24.4 million of accounts receivable, net, of which $6.2 million had not been collected as of February 28, 2011. As of December 31, 2009, we had $25.2 million of accounts receivable, net, of which $1.7 million and $5.6 million had not been collected as of February 28, 2011 and 2010, respectively.

    For the fiscal year ended December 31, 2010, our inventory turnover rate was 1.6 times, which is relatively consistent with our inventory turnover rate for the year ended December 31, 2009 of 1.8 times.

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

    Based on the above process, our provision for slow moving and obsolete inventory was $3.3 million, $8.2 million and $4.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in our provision for slow moving and obsolete inventory for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to the benefits of our 2009 year-end SKU rationalization and the introduction of fewer new products in 2010. The increase in our provision for slow moving and obsolete inventory for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to a higher number of product discontinuances in the fourth quarter of 2009 in connection with our retailers' annual store resets, the overall decline in sales and the introduction of a significant amount of new products in 2009.

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

    Investing Activities.  Cash used in investing activities for the year ended December 31, 2010 was $747,000, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our manufacturing and distribution equipment and information technology infrastructure. Cash used in investing activities for the year ended December 31, 2009 was $3.6 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for the replacement of machinery and equipment and improvements to our warehouse distribution systems. Cash used in investing activities for the year ended December 31, 2008 was $3.1 million, which was primarily related to capital expenditures for the replacement of machinery and equipment, the automation of an assembly line to accommodate future growth, improvements to our warehouse distribution systems and investments in retail permanent fixtures.

    Financing Activities.  Cash used in financing activities was $9.0 million for the year ended December 31, 2010 compared to $2.7 million for the year ended December 31, 2009. The increase in cash used in financing activities was primarily due to net repayments of our line of credit from Wells Fargo, proceeds received in 2009 from the issuance of the senior subordinated note, offset in part by lower payments for debt issuance costs. Cash used in financing activities was $2.7 million for the year ended December 31, 2009 compared to $8.8 million for the year ended December 31, 2008. The decrease in cash used in financing activities was primarily due to proceeds received in 2009 from the issuance of the senior subordinated note and stock repurchases, which only occurred in 2008, offset in part by higher net payments on our revolving credit facility and payments for debt issuance costs.

   Future Liquidity and Capital Needs.  Our net working capital increased $2.9 million, or 11.9%, to $27.2 million as of December 31, 2010 from $24.3 million as of December 31, 2009. Working capital requirements typically increase during the fourth quarter, when we experience higher inventory levels as we produce new products for shipment in the first quarter of the following year.

    We budgeted capital expenditures of $5.1 million for 2010 for several key projects, including $3.6 million in investments in retail permanent fixtures, $800,000 in improvements to other manufacturing and distribution equipment, $623,000 in improvements to our information technology infrastructure, $50,000 to upgrade a product assembly line and $17,000 in improvements to our research and development equipment. We expected capital requirements related to fixture infrastructure to total $7.7 million for the period from September 2008 (inception of the project) to December 2010, of which $5.6 million was incurred as of December 31, 2010. We incurred $775,000 for capital expenditures and $1.5 million for investments in retail permanent fixtures for the year ended December 31, 2010.

    We estimate that our net working capital requirements will increase to $29.5 million in 2011 from $27.2 million in 2010. We have budgeted capital expenditures of $3.6 million for 2011, compared to $5.1 million in 2010, which consists of $1.3 million of property and equipment expenditures and $2.3 million of retail permanent fixture expenditures. We believe that our cash flows from operations and funds from our financing arrangements entered into during November 2009 will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

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

    Under the New Senior Credit Agreement, all payments to Physicians and its subsidiaries are required to be deposited into a lockbox account provided by Wells Fargo, except that payments in connection with our Canadian operations may be deposited into a lockbox account with Royal Bank of Canada. Any amounts deposited into a lockbox account with Wells Fargo will be swept to a collection account to be applied to repay the outstanding borrowings under the new revolving credit facility. If the balance in Physicians’ Canadian account exceeds Canadian $2.0 million at any time, Physicians must within 10 days after such occurrence transfer the excess amount to the collection account to repay borrowings under the new revolving credit facility. In addition, at any time, Physicians may transfer amounts out of the Canadian accounts to repay borrowings under the revolving credit facility or so long as no event of default exists, pay costs and expenses incurred in connection with the Company’s Canadian operations from its Canadian operating account.

    The New Senior Credit Agreement requires us to comply with a monthly minimum book net worth covenant and a quarterly minimum Adjusted EBITDA (as defined below) covenant. In addition, we are required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow us to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to our business; and make capital expenditures in excess of $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). As of December 31, 2010, we held no assets aside from the investment in Physicians. We were required, no later than April 30, 2010, to negotiate with Wells Fargo and establish our financial covenants that would apply to periods after December 31, 2010. On December 21, 2010, Physicians entered into an amendment to the New Senior Credit Agreement with Wells Fargo which extended the deadline for negotiating and establishing these future financial covenants to February 28, 2011. The New Senior Credit Agreement also contains customary events of default, including a change of control of Physicians. As of December 31, 2010, we were in compliance with the covenants contained in the New Senior Credit Agreement (see further details below).

    The New Senior Credit Agreement defines “book net worth” as our stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350, Intangibles-Goodwill and Other (“ASC 350”). The New Senior Credit Agreement requires that we have a minimum book net worth of $46.5 million as of December 31, 2010.  As of December 31, 2010, we were in compliance with such covenant.  The New Senior Credit Agreement defines “Adjusted EBITDA” as our consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, and (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation, and (ix) provisions arising from adjustments to our inventory reserves for obsolete, excess, or slow moving inventory. On June 29, 2010, Physicians entered into the First Amendment to the New Senior Credit Agreement (the "First Amendment") with Wells Fargo which reduced the minimum Adjusted EBITDA covenant for the 12 months ended June 30, 2010 by $850,000 to $11.0 million from $11.85 million. All other covenants, including the book net worth covenant, the maximum capital expenditure covenant and the other 2010 minimum Adjusted EBITDA covenants were not modified. In connection with the First Amendment, the Company paid Wells Fargo a fee of $10,000 and related expenses. The New Senior Credit Agreement requires that we have a minimum Adjusted EBITDA of $8.95 million for the 12 months ended December 31, 2010. As of December 31, 2010, we were in compliance with such covenant.

    On February 28, 2011, Physicians entered into the Second Amendment to the New Senior Credit Agreement (the "Second Amendment") with Wells Fargo to establish financial covenants that will apply to periods after December 31, 2010, including our minimum book net worth covenant, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ending March 31, 2011, we are required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 6-month period basis. The Second Amendment also requires us to negotiate with Wells Fargo and establish, no later than April 30, 2012, our financial covenants that will apply to future periods not covered by this amendment.

    The New Senior Credit Agreement and the Note Agreement with respect to our Senior Subordinated Note (discussed below under “New Senior Subordinated Note”) contain provisions that could result in the acceleration of maturity of the indebtedness and entitle the lenders to exercise remedies upon an event of default, including a default of the financial covenants. There is no assurance that we would receive waivers should it not meet its financial covenant requirements.  Even if we are able to obtain a waiver, in connection with negotiating a waiver, it may be required to agree to other changes in the senior credit agreement including increased interest rates, tighter covenants or lower availability thresholds or pay a fee for such waiver. If we are not able to comply with the new financial covenants in the senior credit agreement and it is unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the current state of the worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to it, or at all.

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

    As of December 31, 2010 and 2009, there was $1.4 million and $9.9 million outstanding under the new revolving credit facility, respectively, at an interest rate of 3.80% and 3.75%, respectively. As of December 31, 2010 and 2009, there were no outstanding letters of credit and $15.8 million and $12.2 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with Accounting Standards Codification 470-10-45 (“ASC 470-10-45”), we classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying consolidated balance sheets.

    New Senior Subordinated Note.  On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein and Mill Road (the “Note Agreement” or "Senior Subordinated Note"), reported as Related Party Long-Term Debt on the accompanying consolidated balance sheets, Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million.  Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road.  We used the remaining proceeds for capital expenditures and general corporate purposes. Prior to an amendment entered into during April 2010 as described below, the Senior Subordinated Note was scheduled to mature on May 6, 2013 and accrue interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.

    Subject to the terms of the new revolving credit facility, the Senior Subordinated Note may be redeemed in whole or in part prior to November 6, 2010 at an amount equal to 105% of the aggregate principal amount of the outstanding Senior Subordinated Note, decreasing to 104% if redeemed on or after November 6, 2010 and prior to November 6, 2011, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012. In addition, Physicians must make an offer to redeem the Senior Subordinated Notes upon a change of control of Physicians at the then applicable redemption price. We are required to comply with substantially the same covenants under the Note Agreement that it is required to comply with under the New Senior Credit Agreement. In addition, the events of default under the Note Agreement are substantially the same as the events of default under the New Senior Credit Agreement. The Senior Subordinated Note is guaranteed by us and our subsidiaries and is secured by a first lien on certain intellectual property and a second lien on substantially all of our other assets and those of our subsidiaries and our pledges of the stock and those of our subsidiaries.  The value of the collateral subject to these liens is limited to the lesser of 10% of the value of the assets of Physicians Formula Holdings, Inc. and its subsidiaries and 10% of the value of all outstanding common stock of Physicians Formula Holdings, Inc. as of November 6, 2009 (the “10% Cap”).  Pursuant to an intercreditor agreement entered into between Physicians, Mill Road and Wells Fargo in connection with the New Senior Credit Agreement and Note Agreement (the "New Intercreditor Agreement"), the Senior Subordinated Note is subordinate in right of payment to the prior paying of all obligations under the New Senior Credit Agreement and the liens securing the obligations under the Note Agreement are junior and subordinate to the liens securing the obligations under the New Senior Credit Agreement (except for first liens on certain intellectual property). In addition, the New Intercreditor Agreement prohibits certain amendments to the Note Agreement without the consent of Wells Fargo and prohibits certain amendments to the New Senior Credit Agreement without the consent of Mill Road.

    In connection with the issuance of the Senior Subordinated note, Mill Road agreed that, until September 30, 2012, it would not acquire more than 35% of the our common stock or seek to elect any directors to the Board (other than the one director it is entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board. These restrictions will be released if we receives a bid for the acquisition of the Company (other than from Mill Road or its affiliates).

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

    On April 30, 2010, we, our subsidiaries and Mill Road entered into the Second Amendment. Under the Second Amendment, Mill Road agreed to reduce the interest rate on the Senior Subordinated Note from 19% per annum (15% payable in cash monthly and 4% payable in kind with quarterly compounding) to 14% per annum (10% payable in cash monthly and 4% payable in kind with annual compounding), and to extend the maturity of the Senior Subordinated Note by 18 months to November 6, 2014. The prepayment premium for an optional redemption was also amended so that if the Senior Subordinated Note is redeemed on or after November 6, 2011 and prior to November 6, 2012, the prepayment premium would be 102%, decreasing to 101% if redeemed on or after November 6, 2012 and prior to November 6, 2013, and decreasing to 100% if redeemed on or after November 6, 2013. In addition, the existing limit on the amount of collateral securing the Senior Subordinated Note was removed.

    In addition, as required by the Note Purchase Agreement and as consideration for the reduction in interest payments, on April 30, 2010, we entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of our common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of our common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of our common stock.

    On June 3, 2010, we, our subsidiaries and Mill Road entered into a Third Amendment to the Senior Subordinated Note (the "Third Amendment"). Pursuant to the Third Amendment, Mill Road has the right to nominate one individual to serve as a member of our board of directors (the “Board”) so long as (A) the outstanding principal amount under the Senior Subordinated Note is no less than $2.0 million and Mill Road owns shares of, or securities convertible into, or exercisable for, our capital stock, or (B) Mill Road owns no less than 5% of our issued and outstanding capital stock (on a fully diluted basis) and any part of the Senior Subordinated Note is outstanding. In addition, in the Third Amendment, we agree to (i) increase the size of the Board and appoint Mill Road's nominee to the Board, and (ii) recommend to our stockholders that Mill Road's nominee to the Board be elected to the Board at the annual meetings of stockholders (clauses (i) and (ii) together, the "Company Obligations"), in each case so long as the conditions in clauses (A) or (B) of the immediately preceding sentence are met. Prior to the Third Amendment, Mill Road had the right to nominate one individual to serve as a member of the Board and we had an obligation to perform the Company Obligations, in each case so long as the Senior Subordinated Note was outstanding.

    On February 28, 2011, we, our subsidiaries and Mill Road entered into the Fourth Amendment to the Senior Subordinated Note (the "Fourth Amendment"). The Fourth Amendment establishes our financial covenants that will apply to periods after December 31, 2010, including our minimum book net worth covenant, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ending March 31, 2011, we are required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 6-month period basis. Our financial covenants with Mill Road reflect an approximate 20% cushion from those of Wells Fargo. The Fourth Amendment also required us to negotiate with Mill Road, no later than April 30, 2012, our financial covenants that will apply to future periods not covered by this amendment.

    In connection with the new revolving credit facility and Senior Subordinated Note, and the amendments thereto, we incurred total costs of $2.3 million associated with these agreements, which included $250,000 and $222,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

    The issuance of the warrants and reduction in interest payments has been accounted for as a partial conversion of the required payments under the Note Purchase Agreement for equity interests under ASC 470-20, Debt with Conversion and Other Options (“ASC 470-20”). ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuers borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense.

    The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Additionally, during 2010, we recorded the income tax effect of the debt discount of $332,000 to additional paid-in-capital, as a reduction of the $940,000 recorded above, and established a corresponding deferred income tax liability. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $1.3 million for the year ended December 31, 2010. Interest expense related to amortization of the debt discount was $86,000 for the year ended December 31, 2010.

    Long-term debt and the equity component of the Senior Subordinated Note as of December 31, 2010 is as follows (in thousands):

Senior Subordinated Note	$8,130
Unamortized discount	(854)
Accrued payable in kind interest	249
Net carrying value of Senior Subordinated Note	$7,525

Equity component of Senior Subordinated Note	$940

    The estimated fair value of the Senior Subordinated Note, based on publicly traded debt of comparable companies with similar features, was approximately $8.2 million compared to its carrying value of $7.5 million at December 31, 2010.

Contractual Obligations

    The following table reflects our contractual obligations as of December 31, 2010 (in thousands):

	Payments Due By Period
		Less than	1 - 3	3 - 5	More than
	Total	1 Year	Years	Years	5 Years
Revolving credit facility	$1,406	$1,406	$-	$-	$-
Long-term debt	8,130	-	-	8,130	-
Interest payments on long-term debt obligation	5,102	1,189	2,526	1,387	-
Operating lease obligations	2,423	1,210	1,213	-	-
Other long-term liabilities (1)	1,045	769	-	-	276
Total	$18,106	$4,574	$3,739	$9,517	$276
________________________
(1)
Other long-term liabilities consist of insurance financing and deferred compensation and exclude obligations for uncertain tax positions of $228,000, as the timing of payment cannot be reasonably estimated.

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

    Actual returns in any future period are inherently uncertain and thus may differ from our estimates. If actual returns exceed reserves, we would need to reduce our net sales at the time of such determination. We have not experienced any material differences between the allowances for estimated returns and actual returns. Our provision for returns was $19.0 million, $23.2 million and $28.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. Our provision for 2010 decreased compared to 2009 due to a decline in expected returns from our retailers resulting from the loss of a major customer, from which we no longer expect to receive returns, the discontinuance of higher-priced promotional kits that were sold in 2008, that had a significantly higher return rate than our other products, and the overall decline in gross sales. Our provision for 2009 decreased compared to 2008 due to a decline in expected returns from our retailers resulting from the loss of a major customer, from which we no longer expect to receive returns, the discontinuance of higher-priced promotional kits that were sold in 2008, that had a significantly higher return rate than our other products, and the overall decline in gross sales.

    We offer trade allowances such as rebates, price protection, coupons and other incentives to customers in the normal course of business. We also have arrangements with customers pursuant to our trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to us or incentivize our retail customers or the end consumer. These arrangements include cash discounts, markdown allowances, cooperative advertising, retail marketing, coupons, warehouse allowances and miscellaneous allowances (collectively, "trade allowances"). In addition, from time to time, we may pay fees to customers in order to place products on end-caps or expand or maintain space for its products. Trade allowances are provided for based on estimates, including anticipated deductions to be taken by our customers for the trade allowance programs provided to them, and historical experience. Trade allowances and end-cap placement and shelf placement costs, if any, are recorded as incurred as an offset against sales in our consolidated statements of operations. We also record certain non-cash consideration given to customers for trade allowance programs to cost of sales in our consolidated statements of operations. We have not experienced any material differences between the trade allowance accruals and actual trade allowances.

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

   Goodwill and Other Intangible Assets

   Goodwill.  Goodwill represented the excess of the purchase price over the fair value assigned to the net tangible and specific intangible assets acquired in business combinations. In accordance with ASC 350, goodwill was not amortized and was tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. To apply ASC 350, a company is divided into separate “reporting units,” each representing groups of activities that are separately managed. For this purpose, we have one reporting unit. In addition to the annual impairment test, we assessed whether events or circumstances occurred that potentially indicated that the carrying amounts of these assets may not be recoverable.

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

    As a result of the conditions identified above under "Goodwill," we conducted an impairment test as of December 31, 2008, which resulted in a $15.9 million non-cash impairment charge to write down the carrying value of the trade names to their fair value of $13.6 million. As a result of our annual impairment testing of the trade names as of June 30, 2009, trade names with a carrying amount of $13.6 million were written down to their fair value of $12.5 million, resulting in an impairment charge of $1.1 million, which was included in the operating results for the year ended December 31, 2009. No such impairment charge was recorded during 2010 based on our impairment analysis performed as of June 30, 2010.

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

    We tested the recoverability of definite-lived intangible assets at the asset group level, which we determined to be at the entity level, in accordance with ASC 360, Property, Plant and Equipment, as of December 31, 2008 and June 30, 2009 as events or changes in circumstances indicated that the carrying amount may not be recoverable.  The recoverability of the asset group was based on the sum of the projected undiscounted cash flows of the asset group, which we then compared to the related carrying value of the asset group.  The material inputs into these projections include assumptions regarding estimates of revenue growth rates, gross profit margins, and operating expenses, which were adjusted for known events and circumstances as of the date of our recoverability testing, including the adverse impact from the loss of one of our largest retailer customers.  Based upon the results of our recoverability test of the asset group, the sum of the undiscounted cash flows exceeded the carrying value, indicating that the asset group carrying value is recoverable and no impairment charge was required for our distributor relationships and patents intangible assets. We did not perform a recoverability test of our definite-lived intangible assets during 2010 as there were no events or changes in circumstances that indicated that the carrying amount may not be recoverable.

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

   Share-Based Compensation

    We account for share-based compensation in accordance with ASC 718, Compensation–Stock Compensation (“ASC 718”). Under ASC 718, which indicates that share-based payments awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

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

   Income Taxes

    We account for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

    We believe that it is more likely than not that the deferred income tax assets of $11.9 million as of December 31, 2010 will be utilized.  In arriving at this conclusion we are relying on both the reversal of deferred income tax liabilities and the projection of future taxable income from operations.  Of the deferred income tax liabilities, approximately $8.3 million are scheduled to reverse with the appropriate attributes sufficient to utilize the deferred income tax assets recognized as of December 31, 2010.  We anticipate that our projected taxable income from operations in future years will exceed $12.3 million, therefore we anticipate we will be able to utilize the remaining deferred income tax assets of $3.6 million.  We evaluate all positive and negative evidence when projecting future taxable income from operations and give more weight to evidence that is objectively verifiable, including our historical three-year cumulative taxable income.  Management believes that it is more likely than not that we will exceed these requirements. However, if we are unable to generate pre-tax income in the future, this could result in recognizing a valuation allowance against our deferred income tax assets.

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

    Climate Change

    The growing political and scientific opinion is that global weather patterns (i.e. climate) are being influenced by increased levels of greenhouse gases (“GHGs”) in the earth’s atmosphere. This view and the concern over climate change have led to legislative and regulatory initiatives, some of which have already been enacted and others which are still being contemplated, aimed at reducing GHG emissions, both in the U.S. and in overseas markets.

    There are currently climate change environmental laws and regulations in the U.S. and overseas markets to which we are subject, and there are many new laws and regulations being contemplated by the U.S. and international law-making and regulatory bodies to which we could be subject in the future.

    To the best of our knowledge, we are not in violation of any current environmental laws or regulations, including those pertaining to greenhouse gas emissions.  The only current federal climate change law and regulation that affects our U.S. plants is the EPA's GHG reporting rule. We cannot predict whether a federal climate change bill will be enacted or whether EPA regulations or additional state regulations will be promulgated. Furthermore, if such laws or regulations are promulgated, we cannot predict what requirements will arise, given the uncertain nature of prospective laws and regulations. Specifically, we cannot predict what requirements will be included in the State of California climate change regulations.

    Based on current State evaluations, it is likely the California climate change program will not impose requirements on facilities that emit less than 25,000 tons of GHG per year. Our preliminary evaluation using EPA guidance is that each of our U.S. facilities are likely to emit much less than 25,000 tons of GHGs per year.  In general, the economic impacts to companies that do not emit greater than 25,000 tons of GHGs per year should be less than companies which emit more than 25,000 tons of GHGs per year; the impact for companies that emit less than 25,000 tons of GHG per year is primarily increased energy, transportation and raw materials costs.

    Given that our operations do not currently use large amounts of energy or emit significant GHG emissions, we do not currently foresee any future climate change laws or regulations requiring significant capital spending, which could materially impact our future financial results and liquidity.

    We have also attempted to determine whether our suppliers (both those in the U.S. and outside the U.S.), notably the manufacturers of our powders and components, are in compliance with international and U.S. environmental laws and regulations. Given the nature of this segment of the manufacturing sector (e.g. they are not large, energy intensive plants) and the lack of enforceable requirements in many countries, we believe them to be in compliance.  However, we cannot conclusively determine their status.  As new laws and regulations are adopted, the impacts on our suppliers may change.

    Furthermore, given the uncertain nature of environmental laws and regulations, we cannot predict the impact of prospective environmental laws and regulations on our suppliers. We will continue to seek information from our manufacturing suppliers on these impacts.

    Because climate change requirements do not currently impose significant capital spending requirements on our suppliers and these suppliers do not emit high levels of GHG emissions or have high energy usages, such climate change requirements are unlikely to have a material impact on our financial results or liquidity. Any cost increases are likely to be due to increased energy, transportation, or raw material costs, increases that are unlikely to apply uniquely to our supply chain.

    We do business with some customers that have GHG emission and/or energy reduction programs that apply to some of their supply chain providers and their upstream manufacturers. It is likely that these customers will extend programs to more of their suppliers and the manufacturers who make the components of the products we sell to our customers.  Such a future expansion could require us to reduce our lifecycle GHG emissions and energy usage to remain in good standing with these customers. This, in turn, could lead to increased cost of goods and higher capital spending to deploy technologies required to reduce carbon emission and energy usage.  It is not possible to predict with certainty whether these actions will materially impact our financial results and liquidity. However, as stated above, we believe our manufacturer’s operations do not currently use large amounts of energy or emit significant amounts of GHGs, and, therefore, we do not currently foresee any future issues with complying with customer requirements.

    Significant changes in weather patterns, frequency and strength of storms and other weather effects could result from escalating, worldwide GHG emissions. These altered weather patterns could result in changes in demand (higher or lower) for our products, notably products containing sun protection (i.e., in some locations, there may be more demand for sun protection and in other locations, there may be less). Alterations in weather patterns can also result in severe weather events, such as hurricanes or tornadoes, which may negatively impact the operations of our retail distribution operations. We cannot predict changes in weather patterns, at what locations such weather changes may occur or whether the changes will increase or decrease costs (e.g. climate change may decrease the number of snow storms or flooding in some locations).

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

Forward-Looking Statements

    This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to our dependence on a limited number of retailer customers, the loss of any of our retailer customers, fluctuations in buying decisions of our retailer customers, changes in general economic or market conditions, our ability to comply with covenants in our new senior credit agreement and senior subordinated note, our ability to repay or refinance borrowings under the senior credit agreement, the competitive environment in our industry, the demand for our products, loss of any of our key employees, our ability to expand our product offerings, our ability to expand through new and existing distribution channels, our ability to manage our growth and sustain profitability, our ability to protect our intellectual property, our cash needs and financial performance, variations in product quality or delays in order fulfillment, our operations and our ability to achieve cost savings, our dependence on third party suppliers, increases in minimum wages, catastrophic losses or other disruptions at any of our facilities, the effect of regulatory and technological changes, risks associated with doing business outside of the U.S. and other factors discussed in Item 1A. “Risk Factors - Risk Related to Our Business and Industry.” Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

    We sell to Canadian customers in Canadian dollars and pay overseas suppliers and third-party manufacturers in U.S. dollars. An increase in the Canadian dollar relative to the U.S. dollar could result in lower net sales and higher selling, general and administrative expenses. Additionally, we hold Canadian dollars in a cash account which could result in higher unrealized foreign currency exchange losses due to a decrease in the Canadian dollar relative to the U.S. dollar. A decrease in the value of the Euro and the Chinese Yuan relative to the U.S. dollar could cause our suppliers to raise prices that would result in higher cost of sales. The volatility of the applicable rates and prices are dependent on many factors that cannot be forecasted with reliable accuracy. Our current sales to Canadian customers and reliance on foreign suppliers for many of the raw materials and components used to produce products make it possible that our operating results may be affected by fluctuations in the exchange rate of the currencies of our customers and suppliers. We do not have any foreign currency hedges.

Interest Rate Risk

    Since November 6, 2009, we are exposed to interest rate risks primarily through borrowings under our New Senior Credit Agreement (and previously under our old senior credit agreement). Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding during the year ended December 31, 2010 was $23.4 million and the interest rate in effect at December 31, 2010 was 3.80%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $234,000 change to interest expense for the year ended December 31, 2010.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

    Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2010.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the U.S., and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

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

    Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2010. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on our internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting

    There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.
Azusa, California

    We have audited the internal control over financial reporting of Physicians Formula Holdings, Inc. and subsidiary (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

    In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 11, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 11, 2011

ITEM 9B.  OTHER INFORMATION

    None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

    The information required by Item 10 is incorporated by reference from the sections captioned “Proposals to be Voted On - Proposal No. 1: Election of Directors,” “Board of Directors and Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated by reference from the sections captioned “Executive Compensation” and “Board of Directors and Corporate Governance" contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    Options to purchase shares of our common stock have been granted to certain of our executive officers and key employees under our 2006 equity incentive plan and 2003 stock option plan. The following table summarizes the number of stock options issued, net of forfeitures, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2010:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	711,389	$10.62	264,317	(1)
2003 Stock Option Plan	538,889	0.11	-
Total	1,250,278	6.09	264,317
________________________
(1)
The 2006 Equity Incentive Plan provides that the number of shares available for issuance under the plan automatically increases on the first day of each fiscal year beginning in 2007 and ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of our board of directors. Accordingly, on January 1, 2011, the total number of shares of our common stock available for issuance under the 2006 Equity Incentive Plan increased by 271,793.

    The additional information required by Item 12 is incorporated by reference from the section captioned “Common Stock Ownership” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

    The information required by Item 13 is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by Item 14 is incorporated by reference from the sections captioned “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2011 Annual Meeting of Stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.
Azusa, California

    We have audited the accompanying consolidated balance sheets of Physicians Formula Holdings, Inc. and subsidiary (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

    We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 11, 2011

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110	$3,797
Accounts receivable, net of allowance for doubtful accounts of $1,131 and $1,165
as of December 31, 2010 and 2009, respectively	24,394	25,153
Inventories	23,305	21,202
Prepaid expenses and other current assets	2,234	1,764
Income taxes receivable	294	1,462
Deferred tax assets, net	7,649	9,611
Total current assets	57,986	62,989

PROPERTY AND EQUIPMENT, NET	3,056	3,603
OTHER ASSETS, NET	5,480	6,072
INTANGIBLE ASSETS, NET	32,251	34,016
TOTAL ASSETS	$98,773	$106,680

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,061	$9,507
Accrued expenses	2,834	2,258
Trade allowances	6,293	5,907
Sales returns reserve	10,700	11,103
Income taxes payable	535	-
Line of credit borrowings	1,406	9,926
Total current liabilities	30,829	38,701

DEFERRED TAX LIABILITIES, NET	8,738	10,579
RELATED PARTY LONG-TERM DEBT, net of unamortized discount of $854 and none
as of December 31, 2010, and 2009, respectively	7,525	8,000
OTHER LONG-TERM LIABILITIES	503	630
Total liabilities	47,595	57,910

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no
shares issued and outstanding at December 31, 2010 and 2009	-	-
Common stock, $0.01 par value—50,000,000 shares authorized and
13,589,668 shares issued and outstanding at December 31, 2010 and 2009	136	136
Additional paid-in capital	61,930	60,080
Accumulated deficit	(10,888)	(11,446)
Total stockholders' equity	51,178	48,770
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,773	$106,680

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share data)

	Years Ended December 31,
	2010	2009	2008
NET SALES	$78,523	$77,796	$114,032
COST OF SALES	42,904	43,342	55,593
GROSS PROFIT	35,619	34,454	58,439
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	33,359	37,994	48,936
GOODWILL AND INTANGIBLE ASSET IMPAIRMENT	-	1,100	32,661
INCOME (LOSS) FROM OPERATIONS	2,260	(4,640)	(23,158)
INTEREST EXPENSE, NET	2,440	1,907	925
OTHER (INCOME) EXPENSE, NET	(35)	(27)	380
LOSS BEFORE BENEFIT FOR INCOME TAXES	(145)	(6,520)	(24,463)
BENEFIT FOR INCOME TAXES	(703)	(2,617)	(4,694)
NET INCOME (LOSS)	$558	$(3,903)	$(19,769)

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.04	$(0.29)	$(1.41)
Diluted	$0.04	$(0.29)	$(1.41)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,589,668	13,583,685	13,973,360
Diluted	14,478,641	13,583,685	13,973,360

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional	Retained
	Number of		Paid-In	(Deficit)
	Shares	Amount	Capital	Earnings	Total
BALANCE, January 1, 2008	14,095,727	$141	$59,173	$13,136	$72,450
Stock-based compensation	-	-	2,405	-	2,405
Repurchase and retirement of common stock (Note 8)	(621,193)	(6)	(2,665)	(910)	(3,581)
Exercise of stock options	102,584	1	10	-	11
Tax benefit on exercise of stock options	-	-	45	-	45
Net loss	-	-	-	(19,769)	(19,769)
BALANCE, December 31, 2008	13,577,118	136	58,968	(7,543)	51,561
Stock-based compensation	-	-	1,153	-	1,153
Exercise of stock options	12,550	-	1	-	1
Tax deficiency on cancellation of stock options	-	-	(42)	-	(42)
Net loss	-	-	-	(3,903)	(3,903)
BALANCE, December 31, 2009	13,589,668	136	60,080	(11,446)	48,770
Stock-based compensation	-	-	1,242	-	1,242
Issuance of warrants	-	-	608	-	608
Net income	-	-	-	558	558
BALANCE, December 31, 2010	13,589,668	$136	$61,930	$(10,888)	$51,178

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$558	$(3,903)	$(19,769)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Intangible asset impairment	-	1,100	32,661
Depreciation and amortization	4,475	3,875	3,046
Exchange rate (gain) loss	(96)	48	(58)
Deferred income taxes	(211)	(1,325)	(10,504)
Provision for bad debts	16	405	503
Amortization of debt discount and debt issuance costs	744	641	37
Stock-based compensation expense	1,163	1,084	2,289
Tax benefit on exercise of stock options	-	-	(45)
Payment in kind interest	329	50	-
Changes in assets and liabilities:
Accounts receivable	839	3,580	3,790
Inventories	(2,024)	8,561	2,071
Prepaid expenses and other current assets	384	417	266
Accounts payable	(1,373)	(1,629)	(1,789)
Accrued expenses, trade allowances and sales returns reserve	(245)	(280)	1,183
Income taxes payable (receivable)	1,703	(3,137)	(1,717)
Other long-term liabilities	(157)	(97)	482
Net cash provided by operating activities	6,105	9,390	12,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of ($319), $76 and $42 non-cash capital expenditures
for the years ended December 31, 2010, 2009 and 2008, respectively	(456)	(752)	(1,392)
Other assets, net of ($608) non-cash retail permanent fixture expenditure for the year ended
December 31, 2010	(291)	(2,805)	(1,663)
Net cash used in investing activities	(747)	(3,557)	(3,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydowns of term loans	-	-	(3,000)
Net payments on line of credit from Union Bank	-	(18,435)	(2,233)
Net (payments) borrowings on line of credit from Wells Fargo	(8,520)	9,926	-
Borrowings from related party bridge loan	-	4,200	-
Paydowns of related party bridge loan	-	(4,200)	-
Borrowings from related party long-term debt	-	8,000	-
Debt issuance costs	(525)	(2,148)	(13)
Repurchase and retirement of common stock	-	-	(3,581)
Tax benefit on exercise of stock options	-	-	45
Exercise of stock options	-	1	11
Net cash used in financing activities	(9,045)	(2,656)	(8,771)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(3,687)	3,177	620
CASH AND CASH EQUIVALENTS—Beginning of year	3,797	620	-
CASH AND CASH EQUIVALENTS—End of year	$110	$3,797	$620

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,486	$1,016	$966
Cash (refunds received) paid for income taxes, net	$(2,151)	$1,855	$7,043

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING INVESTING AND FINANCING ACTIVITIES:
On March 30, 2009, the Company replaced its previous outstanding borrowings of $10,500 under its term loans with borrowings under the revolving credit facility in connection with an amendment to the senior credit agreement.

In May 2009, a non-cash distribution of $375 was made to an executive officer from the Company's 1999 Nonqualified Deferred Compensation Plan.

In November 2010 and 2009, the Company entered into an agreement for its general, automobile and workers' compensation insurance policies of $938 and $954, respectively.

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

	Years Ended December 31,
	2010	2009	2008
Customer A	32%	30%	22%
Customer B	19%	19%	16%
Customer C	12%	12%	10%
Customer D	-%	5%	16%

    Four customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 72% of gross accounts receivable at December 31, 2010. Three customers individually accounted for 10% or more of gross receivables and together accounted for approximately 66% of gross receivables at December 31, 2009.

    Late in the first quarter of 2009, one of the Company's largest retail customers informed management that, as a result of a change in strategy, the customer intended to reduce its space allocated to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed management of its decision to completely discontinue selling the Company's products in 2010 rather than implementing only a reduction in the number of the Company's products sold in its stores. This customer began to reduce its inventory levels of the Company's products to prepare for the 2010 discontinuation during the second quarter of 2009, which had a material negative impact on the Company's net sales. This change eliminated the Company's distribution in approximately 5,800 stores. This customer accounted for 5% and 16% of gross sales for the years ended December 31, 2009 and 2008, respectively. There were no sales to this customer during the year ended December 31, 2010.

   Inventories.  Inventories are stated at the lower of average cost or market. Cost is determined by the first-in, first-out method.

   Property and Equipment.  Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives. Computer equipment is depreciated over three years, tooling from 3-5 years, machinery and equipment from 3-8 years, furniture and fixtures from 5-8 years and leasehold improvements are amortized over the shorter of their estimated useful lives or the life of the lease.

    Capitalized Interest.  Capitalized interest is recorded in property and equipment for construction-in-progress using the average interest rate over the construction period. Capitalized interest for the years ended December 31, 2010, 2009 and 2008 was not significant.

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

   Goodwill and Intangible Assets.  Goodwill represented the excess of the purchase price over the fair value assigned to the net tangible and specific intangible assets acquired in business combinations. In accordance with ASC 350, goodwill was not amortized and was tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. In addition to the annual impairment test, we assessed whether events or circumstances occurred that potentially indicated that the carrying amounts of these assets may not be recoverable. The Company recorded a non-cash impairment charge of $16.8 million representing the entire amount of its previously recorded goodwill for the year ended December 31, 2008.

    Other indefinite-lived intangible assets consist exclusively of trade names. Trade names are tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. The fair value of the trade names is determined using a discounted cash flow analysis based on the relief-from-royalty approach. The Company recorded non-cash impairment charges of $1.1 million and $15.9 million for the years ended December 31, 2009 and 2008, respectively, to write down the carrying value of the trade names to their fair value. No such impairment charge was recorded during 2010 based on the Company's impairment analysis.

    Other intangible assets consist primarily of patents and distributor relationships (the term distributor is used interchangeably with customer). Patents and distributor relationships are amortized over their estimated useful lives of 15 and 20 years, respectively. Intangible assets related to patents and distributor relationships are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of such asset may not be recoverable.

   Debt Issuance Costs.  Debt issuance costs are capitalized and amortized over the terms of the underlying debt instruments using the effective-interest method and is included in other assets in the accompanying consolidated balance sheets. Amortization and write-offs of loan costs for the years ended December 31, 2010, 2009 and 2008, totaled $659,000 $641,000 and $37,000, respectively, and is included in interest expense in the consolidated statements of operations.

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

    The valuation techniques required by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification 820 ("ASC 820"), are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

    The fair value of the Company's related party long-term debt was approximately $8.2 million at December 31, 2010 and is classified within level 3 of the fair value hierarchy (see Note 6 for further details).

    Indefinite-lived assets are measured at fair value on a non-recurring basis when the fair value exceeds the carrying value. Indefinite-lived intangible assets, consisting exclusively of trade names, are not amortized, but rather are tested for impairment annually or whenever events or circumstances occur indicating that they might be impaired. Trade names are valued using a projected discounted cash flow analysis based on unobservable inputs including projected net sales, discount rate, royalty rate and terminal value assumptions and are classified within Level 3 of the valuation hierarchy.

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

   Trade Allowances.  The Company offers trade allowances such as rebates, price protection, cash discounts, coupons and other incentives to customers in the normal course of business. The Company also has arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company or incentivize its retail customers or the end consumer. These arrangements include markdown allowances, cooperative advertising, retail marketing, warehouse allowances and miscellaneous allowances (collectively, "trade allowances"). In addition, from time to time, the Company may pay fees to customers in order to place products on end-caps or expand or maintain space for its products. Trade allowances are provided for based on estimates, including anticipated deductions to be taken by the Company's customers for the trade allowance programs provided to them, and historical experience. Trade allowances and end-cap placement and shelf placement costs, if any, are recorded as incurred as an offset against sales in the Company's consolidated statements of operations. The Company also records certain non-cash consideration given to customers for trade allowance programs to cost of sales in its consolidated statements of operations.

   Shipping and Handling Fees.  Amounts billed to customers for shipping and handling are included as a component of net sales. Shipping and handling costs, which represent costs incurred to ship products to the Company's customers, are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $3.5 million, $3.8 million and $5.5 million for the years ended December 31, 2010, 2009 and 2008, respectively.

   Advertising Expenditures.  Advertising costs are expensed as incurred and include print and television, promotions, public relations and other selling expenses. Advertising expense was $8.6 million, $12.4 million and $14.9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   Research and Development.  Research and development costs are expensed as incurred and consist primarily of product formulation, testing, regulatory analysis and compliance. Research and development costs totaled $699,000, $765,000 and $775,000 for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

    Stock-Based Compensation.  The Company accounts for stock-based compensation in accordance with ASC 718, which indicates that share-based payment awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

    Income Taxes.  The Company accounts for income taxes in accordance with ASC 740, which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

    Foreign Currency Transactions.  The Company enters into sales transactions with customers located in Canada, which are denominated in Canadian dollars. Gains and losses from foreign currency transactions are included in the determination of net income (loss) in the period in which the exchange rate changes. Unrealized gains and losses result when receivables are revalued at the balance sheet date. Foreign currency gains (losses) of $254,000, $391,000 and ($774,000) were recognized for the years ended December 31, 2010, 2009 and 2008, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

   Net Income (Loss) Income Per Share.  Basic net income (loss) per common share is computed as net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur from the exercise of outstanding stock options and warrants and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options and warrants, if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options and warrants, calculated using the treasury stock method (in thousands, except per share data):

	Years Ended December 31,
	2010	2009	2008
Numerator:
Net income (loss)	$558	$(3,903)	$(19,769)
Denominator:
Weighted-average number of common shares—basic	13,590	13,584	13,973
Effect of dilutive stock options	485	-	-
Effect of dilutive warrants	404	-	-
Weighted-average number of common shares—diluted	14,479	13,584	13,973

Net income (loss) per common share:
Basic	$0.04	$(0.29)	$(1.41)
Diluted	$0.04	$(0.29)	$(1.41)

    Stock options for the purchase of 1,234,000, 1,775,347 and 1,212,439 shares of common stock were excluded from the above calculation during the years ended December 31, 2010, 2009 and 2008, respectively, as the effect of those options were anti-dilutive.

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

2.  INVENTORIES

    Inventories consisted of the following (in thousands):

	December 31,
	2010	2009
Raw materials and components	$11,586	$11,125
Finished goods	11,719	10,077
Total	$23,305	$21,202

3.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2010	2009
Machinery and equipment	$5,183	$5,121
Computer equipment	2,315	2,112
Leasehold improvements	1,098	1,098
Tooling	638	535
Furniture and fixtures	340	334
Property and equipment, cost	9,574	9,200
Construction in progress	495	94
Accumulated depreciation	(7,013)	(5,691)
Property and equipment, net	$3,056	$3,603

    Depreciation expense was $1.3 million for each of the years ended December 31, 2010, 2009 and 2008.

4.  OTHER ASSETS

    Other assets consisted of the following (in thousands):

	December 31,
	2010	2009
Retail permanent fixtures, net of accumulated amortization of $2,287 and $899 as of December 31, 2010 and 2009, respectively	$3,343	$3,236
Capitalized debt issuance costs, net of accumulated amortization of $807 and $149 as of December 31, 2010 and 2009, respectively	1,489	2,005
Restricted investments	276	245
Deposits	176	360
Income tax receivable	112	226
Other	84	-
Total	$5,480	$6,072

    During 2008, the Company implemented a key project of creating new permanent fixtures ("retail permanent fixtures") for the display of the Company's products which began being delivered to certain retail customers in 2009. The Company incurred costs for retail permanent fixtures of $1.5 million, $2.6 million and $1.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. These retail permanent fixtures are being placed in service in connection with the retail customers' resets of selling space, and are recorded at cost and these costs are amortized over a period of three years. Amortization expense was $1.4 million and $899,000 for the years ended December 31, 2010 and 2009, respectively. No retail permanent fixtures were put into service prior to fiscal 2009. Amortization of retail permanent fixtures is expected to be approximately $1.1 million for 2011, 2012 and 2013.

    The Company incurred costs of $2.3 million primarily during late 2009 associated with obtaining the new senior revolving credit facility and new senior subordinated note, and the subsequent amendments thereto (see Note 6 for further details). As of December 31, 2010, these costs are being amortized over the life of the related debt obligations as an additional component of interest expense and are expected to be fully amortized by November 6, 2014. Capitalized debt issuance costs of $263,000 related to the previous senior credit agreement were written off during 2009 to interest expense in the accompanying consolidated statements of operations.

    Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value. Unrealized gains related to these investments were $27,000 and $28,000 for the years ended December 31, 2010 and 2009, respectively. On May 7, 2009, the 1999 Nonqualified Deferred Compensation Plan was terminated and $375,000 was distributed to an executive officer. The balance remaining in restricted investments relates to the 2005 Nonqualified Deferred Compensation Plan, which is still in effect.

5.  INTANGIBLE ASSETS

    Definite-lived intangible assets consisted of the following (in thousands):

	December 31, 2010			December 31, 2009
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patents	$8,699	$(4,157)	$4,542	$8,699	$(3,577)	$5,122
Distributor relationships	23,701	(8,492)	15,209	23,701	(7,307)	16,394
Total	$32,400	$(12,649)	$19,751	$32,400	$(10,884)	$21,516

Amortization expense was $1.8 million for each of the years ended December 31, 2010, 2009 and 2008. Amortization of intangibles will be approximately $1.8 million in each of the next five years.

The changes in the carrying amounts of indefinite-lived intangible assets as of December 31, 2010 and 2009, are as follows (in thousands):

	December 31,
	2010	2009
Trade names
Balance—beginning of year	$12,500	$13,600
Impairment charge	-	(1,100)
Balance—end of year	$12,500	$12,500

    The Company evaluates indefinite-lived intangible assets for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. During the second quarter of 2010, the Company tested trade names for impairment and based on the analysis, an impairment charge was not recorded as the fair value of the trade names exceeded their carrying value. During the second quarter of 2009, the Company tested trade names for impairment and based on this analysis and due to the continued downturn in the economy which significantly lowered discretionary spending and the continued decline in the Company's market capitalization, trade names with a carrying amount of $13.6 million were written down to their fair value of $12.5 million, resulting in an impairment charge of $1.1 million, which was included in the operating results for the year ended December 31, 2009.

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

6.  FINANCING ARRANGEMENTS

Senior Credit Agreement

    On November 14, 2006, Physicians entered into a senior credit agreement (the "senior credit agreement") with Union Bank, N.A. ("Union Bank") replacing the previous credit arrangement. The senior credit agreement was scheduled to mature in 2011 and, as of December 31, 2008, provided for an amortizing term loan and for borrowings of up to $25.0 million under a revolving credit facility, with availability reduced by any outstanding letters of credit. Amounts outstanding under the term loan facility and revolving credit facility bore interest at a London Interbank Offered Rate ("LIBOR") Adjusted Rate (as defined in the senior credit agreement) plus 1.75% or at a Base Rate (as defined in the senior credit agreement) plus 0.25%. The senior credit agreement also provided for a commitment fee of one-quarter of 1.0% on any unused commitment.

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

    Under the New Senior Credit Agreement, all payments to Physicians and its subsidiaries are required to be deposited into a lockbox account provided by Wells Fargo, except that payments in connection with the Company’s Canadian operations may be deposited into a lockbox account with Royal Bank of Canada. Any amounts deposited into a lockbox account with Wells Fargo will be swept to a collection account to be applied to repay the outstanding borrowings under the new revolving credit facility. If the balance in Physicians’ Canadian account exceeds Canadian $2.0 million at any time, Physicians must within 10 days after such occurrence transfer the excess amount to the collection account to repay borrowings under the new revolving credit facility. In addition, at any time, Physicians may transfer amounts out of the Canadian accounts to repay borrowings under the revolving credit facility or, so long as no event of default exists, pay costs and expenses incurred in connection with the Company’s Canadian operations from its Canadian operating account.

   The New Senior Credit Agreement requires the Company to comply with a monthly minimum book net worth covenant and a quarterly minimum Adjusted EBITDA (as defined below) covenant. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; or enter into unrelated lines of business or acquire assets not related to the business; and make capital expenditures in excess of $5.5 million for the year ending December 31, 2010 (subject to up to a $600,000 carryforward from the prior year). As of December 31, 2010, the Company held no assets aside from its investment in Physicians. The Company was required, no later than April 30, 2010, to negotiate with Wells Fargo and establish its financial covenants that would apply to periods after December 31, 2010. On December 21, 2010, Physicians entered into an amendment to the New Senior Credit Agreement with Wells Fargo which extended the deadline for negotiating and establishing these future financial covenants to February 28, 2011.  The New Senior Credit Agreement also contains customary events of default, including a change of control Physicians. As of December 31, 2010, the Company was in compliance with the covenants contained in the New Senior Credit Agreement (see further details below).

    The New Senior Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350. The New Senior Credit Agreement requires that the Company has a minimum book net worth of $46.5 million as of December 31, 2010.  As of December 31, 2010, the Company was in compliance with such covenant.  The New Senior Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, and (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation, and (ix) provisions arising from adjustments to the Company’s inventory reserves for obsolete, excess, or slow moving inventory. On June 29, 2010, Physicians entered into the First Amendment to the New Senior Credit Agreement (the "First Amendment") with Wells Fargo which reduced the minimum Adjusted EBITDA covenant for the 12 months ended June 30, 2010 by $850,000 to $11.0 million from $11.85 million. All other covenants, including the book net worth covenant, the maximum capital expenditure covenant and the other 2010 minimum Adjusted EBITDA covenants were not modified. In connection with the First Amendment, the Company paid Wells Fargo a fee of $10,000 and related expenses. The New Senior Credit Agreement requires that the Company has a minimum Adjusted EBITDA of $8.95 million for the 12 months ended December 31, 2010. As of December 31, 2010, the Company was in compliance with such covenant.

    On February 28, 2011, Physicians entered into the Second Amendment to the New Senior Credit Agreement (the "Second Amendment") with Wells Fargo to establish financial covenants that will apply to periods after December 31, 2010, including the Company's minimum book net worth covenant, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ending March 31, 2011, the Company is required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 6-month period basis. The Second Amendment also requires the Company to negotiate with Wells Fargo and establish, no later than April 30, 2012, its financial covenants that will apply to future periods not covered by this amendment.

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

    As of December 31, 2010 and 2009, there was $1.4 million and $9.9 million outstanding under the new revolving credit facility, respectively, at interest rates of 3.80% and 3.75%, respectively. As of December 31, 2010 and 2009, there were no outstanding letters of credit and $15.8 million and $12.2 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, the Company classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying consolidated balance sheets.

New Senior Subordinated Note

   On November 6, 2009, pursuant to a Senior Subordinated Note Purchase and Security Agreement between Physicians, the guarantors named therein and Mill Road (the “Note Agreement” or "Senior Subordinated Note"), reported as Related Party Long-Term Debt on the accompanying consolidated balance sheets, Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million. Physicians used $4.3 million of the proceeds to repay in full the principal of $4.2 million and interest of $107,000 outstanding under its Bridge Loan from Mill Road.  The Company used the remaining proceeds for capital expenditures and general corporate purposes.  Prior to an amendment entered into during April 2010 as described below, the Senior Subordinated Note was scheduled to mature on May 6, 2013 and accrue interest at 19% per annum, with 15% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with quarterly compounding on the first day of each calendar quarter.

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

    In addition, as required by the Note Purchase Agreement and as consideration for the reduction in interest payments, on April 30, 2010, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of the Company's common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of the Company's common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company's common stock.

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

    On February 28, 2011, Physicians, the Company, the subsidiaries of Physicians and Mill Road entered into the Fourth Amendment to the Senior Subordinated Note (the "Fourth Amendment"). The Fourth Amendment establishes the Company's financial covenants that will apply to periods after December 31, 2010, including its minimum book net worth covenant, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ending March 31, 2011, the Company is required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 6-month period basis. The Company's financial covenants with Mill Road reflect an approximate 20% cushion from those of Wells Fargo. The Fourth Amendment also required the Company to negotiate with Mill Road, no later than April 30, 2012, its financial covenants that will apply to future periods not covered by this amendment.

    In connection with the new revolving credit facility and Senior Subordinated Note, and the amendments thereto, the Company incurred total costs of $2.3 million associated with these agreements, which included $250,000 and $222,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

    The issuance of the warrants and reduction in interest payments has been accounted for as a partial conversion of the required payments under the Note Purchase Agreement for equity interests under ASC 470-20. ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuers borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense.

    The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Additionally, during 2010, the Company recorded the income tax effect of the debt discount of $332,000 to additional paid-in-capital, as a reduction of the $940,000 recorded above, and established a corresponding deferred income tax liability. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $1.3 million for the year ended December 31, 2010. Interest expense related to amortization of the debt discount was $86,000 for the year ended December 31, 2010.

    Long-term debt and the equity component of the Senior Subordinated Note as of December 31, 2010 is as follows (in thousands):

Senior Subordinated Note	$8,130
Unamortized discount	(854)
Accrued payable in kind interest	249
Net carrying value of Senior Subordinated Note	$7,525

Equity component of Senior Subordinated Note	$940

    The estimated fair value of the Senior Subordinated Note, based on publicly traded debt of comparable companies with similar features, was approximately $8.2 million compared to its carrying value of $7.5 million at December 31, 2010.

7.  COMMITMENTS AND CONTINGENCIES

Operating Leases

    The Company has long-term noncancelable operating leases for its facilities expiring through December 2012 and operating leases, primarily for various pieces of equipment, expiring through September 2013. Certain of the leases contain free rent periods and rent escalation clauses. The Company records rent expense on a straight-line basis.  Total rent expense for all facilities and equipment was $1.6 million, $1.7 million and $1.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

    Future minimum commitments under these operating leases as of December 31, 2010 are as follows (in thousands):

Year ending December 31,
2011	$1,210
2012	1,169
2013	44
$2,423

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

    The Company believes its liability for these contamination matters and related claims is substantially covered by third-party indemnities, has been resolved by prior agreements and settlements, and any costs or expenses associated therewith will be borne by prior operators of the facilities, their successors and their insurers. The Company is attempting to recoup approximately $760,000 in defense costs from one of these indemnitors. These costs have been expensed as paid by the Company and are not recorded in the accompanying consolidated balance sheets.

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

    On September 12, 2008, the Company entered into a written trading plan under Rule 10b5-1 of the Exchange Act (the "Rule 10b5-1 Trading Plan"), with Deutsche Bank Securities, Inc. ("Deutsche Bank"), to facilitate the repurchase of common stock under the Repurchase Program. The Rule 10b5-1 Trading Plan authorized daily share repurchases from September 12, 2008 through November 6, 2008 at varying prices. Due to unanticipated changes to the volume limitation under Rule 10b-18 of the Exchange Act, the Company terminated its Rule 10b5-1 Trading Plan effective October 10, 2008. From September 12, 2008 through October 9, 2008, the Company repurchased and retired 621,193 shares for an aggregate price of $3.6 million under the Repurchase Program.

    On April 30, 2010, in connection with the Second Amendment to the Note Purchase Agreement, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road Capital, L.P. pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of the Company's common stock at an exercise price of $0.25 per share. As of December 31, 2010, no warrants have been issued. See Note 6 for a detailed discussion.

9.  EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

    In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of December 31, 2010, a total of 264,317 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors.

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

    The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2008	862,342	$7.80		136,681	$0.10
Granted	317,000	9.54		-	-
Exercised	(102,584)	0.10	$595,000	-	-
Forfeited	(1,000)	9.54		-	-
Options outstanding—December 31, 2008	1,075,758	9.04		136,681	0.10
Granted	702,000	2.30		-	-
Exercised	(12,550)	0.10	$19,000	-	-
Cancelled	(74,767)	12.48		-	-
Forfeited	(51,775)	16.45		-	-
Options outstanding—December 31, 2009	1,638,666	5.83		136,681	0.10
Granted	230,000	2.27		-	-
Forfeited	(458)	9.54		-	-
Options outstanding—December 31, 2010	1,868,208	$5.39	$(3,048,000)	136,681	$0.10	$500,000
Vested and expected to vest—December 31, 2010	1,868,208	$5.39	$(3,048,000)	136,681	$0.10	$500,000

    The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the years ended December 31, 2010, 2009 and 2008 utilizing the following weighted-average assumptions:

	2010	2009	2008
Risk-free interest rate	2.4%	2.3%	3.3%
Volatility	48.2%	51.8%	50.7%
Dividend rate	None	None	None
Life in years	4.9	5.0	6.5

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

    The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2008	475,572	$1,393,000				136,681	$14,000
Vested	265,771	2,419,000				-	-
Exercised	(102,584)	(10,000)				-	-
Forfeited	(1,000)	(9,500)				-	-
December 31, 2008	637,759	3,792,500				136,681	14,000
Vested	187,736	2,210,000				-	-
Exercised	(12,550)	(1,000)				-	-
Forfeited	(51,775)	(851,000)				-	-
December 31, 2009	761,170	5,150,500				136,681	14,000
Vested	352,885	2,453,000				-	-
Forfeited	(458)	(4,000)				-	-
December 31, 2010	1,113,597	$7,599,500	$ 6.82	5.8 years	$ (3,412,000)	136,681	$14,000	$ 0.10	2.8 years	$ 500,000

   As of December 31, 2010, the options outstanding under the 2006 Plan and 2003 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 6.7 years.

    A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

	Number of Options	Weighted- Average Grant Date Fair Value
January 1, 2010	877,496	$2.53
Vested	(352,885)	3.52
Granted	230,000	1.01
December 31, 2010	754,611	1.60

    The total fair value of options that vested during the years ended December 31, 2010, 2009 and 2008 was $1.2 million, $1.1 million and $2.5 million, respectively.

    As of December 31, 2010, total unrecognized estimated compensation cost related to non-vested stock options was approximately $1.2 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years. There were no exercises of stock options during the year ended December 31, 2010. The Company recorded approximately $1,000 of cash received from the exercise of 12,550 stock options during the year ended December 31, 2009 and issued 12,550 of new shares of common stock.

    The Company recognized $1.2 million, $1.2 million and $2.4 million of pre-tax non-cash share-based compensation expense for the years ended December 31, 2010, 2009 and 2008, respectively.  Non-cash share-based compensation cost of $78,000 was a component of cost of sales and $1.1 million was a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010. Non-cash share-based compensation cost of $70,000 was a component of cost of sales and $1.1 million was a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2009. Non-cash share-based compensation cost of $116,000 was a component of cost of sales and $2.3 million was a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2008.  The Company recognized related tax benefits of $507,000, $474,000 and $1.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Company capitalized into inventory non-cash share-based compensation expense of $79,000, $69,000 and $116,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits, if any, are classified as financing cash flows. Under ASC 718, the Company has classified excess tax benefits of $45,000 for the year ended December 31, 2008. There were no excess tax benefits for the years ended December 31, 2010 and 2009.

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

    On November 6, 2009, Physicians issued a new Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million. Physicians used a portion of the proceeds to repay in full amounts outstanding under its related party bridge loan. The new Senior Subordinated Note, as amended, is scheduled to mature on November 6, 2014 and accrues interest at 14% per annum, with 10% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with annual compounding on the first day of each calendar year. The Company paid closing fees to Mill Road of $222,000 in connection with the issuance of the new Senior Subordinated Note, and the amendments thereto. Interest expense related to the new Senior Subordinated Note totaled approximately $1.3 million and $236,000 for the years ended December 31, 2010 and 2009, respectively, of which $70,000 and $236,000 was included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2010 and 2009, respectively.

    In addition, as required by the new Senior Subordinated Note, on April 30, 2010, the Company entered into a Common Stock Purchase Warrant Agreement with Mill Road pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of the Company's common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of the Company's common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company's common stock.

11.  EMPLOYEE BENEFITS

    The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for employee contributions as well as employer matching contributions and is available to eligible participants, as defined in the plan agreement. Participant contributions are matched at 100% of each dollar contributed by the participant up to 5% of a participant’s eligible salary. Matching contributions vest immediately. Matching contributions are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $334,000, $287,000 and $358,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

    The Company’s Deferred Compensation Plans provide certain employees the option to defer a portion of their compensation. Investments have been purchased that may be used to fund the Deferred Compensation Plans. These investments are included in other assets (see Note 4) and the related liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets.

12.  INCOME TAXES

    The components of the benefit for income taxes for the years ended December 31, 2010, 2009 and 2008, are as follows (dollars in thousands):

	2010	2009	2008
Current:
Federal	$(448)	$(1,351)	$5,270
State	(44)	59	540
Total current	(492)	(1,292)	5,810
Deferred:
Federal	31	(705)	(8,079)
State	(242)	(620)	(2,425)
Total deferred	(211)	(1,325)	(10,504)
Total benefit for income taxes	$(703)	$(2,617)	$(4,694)

    The major components of the deferred income tax assets and liabilities at December 31, 2010 and 2009, are as follows (dollars in thousands):

	2010	2009
Sales returns reserve	$3,961	$4,022
Stock options	3,193	2,923
Inventories	2,977	4,605
Accrued expenses	672	457
Other	1,074	1,158
Deferred income tax assets	11,877	13,165

Trade names	(4,622)	(4,941)
Distributor relationships	(5,633)	(6,493)
Patents	(1,462)	(1,781)
Other	(1,249)	(918)
Deferred income tax liabilities	(12,966)	(14,133)
Total	$(1,089)	$(968)

    The major elements contributing to the difference between the benefit for income taxes based on the federal statutory rate and the effective tax rate for the years ended December 31, 2010, 2009 and 2008, are as follows (dollars in thousands):

	2010	2009	2008
Benefit for income taxes–based on statutory rate	$(49)	$(2,216)	$(8,562)
State income taxes, less effects of federal benefit	(219)	(437)	(1,223)
Domestic production activities deduction	(40)	-	(57)
Goodwill and trade name impairment	-	-	5,708
Stock option cancellations	1	207	-
Charitable contributions	(53)	(24)	(348)
Meals and entertainment	13	13	28
Research and development credits	(126)	(94)	(164)
True-up of permanent items, including impact of federal graduated rate	(231)	(33)	(14)
Other	1	(33)	(62)
Benefit for income taxes–based on effective tax rate	$(703)	$(2,617)	$(4,694)

   At December 31, 2010 and 2009, the Company's liability for uncertain tax positions were $228,000 and $385,000, respectively, and were recorded in other long-term liabilities. The decrease in unrecognized tax benefits during the year ended December 31, 2010 was primarily attributable to the statute of limitations closing on prior year state tax returns. These unrecognized tax benefits would reduce the Company's effective tax rate if recognized. The Company believes it is reasonably possible that approximately $175,000 of these benefits associated with certain state tax filing positions will be recognized upon the expiration of the statute of limitations in various jurisdictions within the next twelve months.

    The following is a rollforward of the Company’s unrecognized tax benefits from January 1, 2008 to December 31, 2010 (in thousands):

	2010	2009	2008
Balance - beginning of year	$294	$365	$-
Gross (decrease) increase - tax positions in prior period	-	-	365
Lapse of statute of limitations	(119)	(71)	-
Balance - end of year	$175	$294	$365

    Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company had approximately $24,000 accrued for interest and $29,000 accrued for penalties at December 31, 2010. The Company had approximately $32,000 accrued for interest and $59,000 accrued for penalties at December 31, 2009. The Company released approximately $8,000 for interest and $30,000 for penalties during the year ended December 31, 2010. The Company released approximately $15,000 for interest and $11,000 for penalties during the year ended December 31, 2009. The Company recognized approximately $26,000 for interest and $70,000 accrual for penalties during the year ended December 31, 2008. The Company is subject to U.S. Federal income tax examinations for the 2007 through 2009 tax years, and is subject to state and local income tax examinations for the 2006 through 2009 tax years.

    The Company believes that it is more likely than not that the deferred income tax assets of $11.9 million as of December 31, 2010 will be utilized.  In arriving at this conclusion the Company is relying on both the reversal of deferred income tax liabilities and the projection of future taxable income from operations.  Of the deferred income tax liabilities, approximately $8.3 million are scheduled to reverse with the appropriate attributes sufficient to utilize the deferred income tax assets recognized as of December 31, 2010.  If the Company's projected taxable income from operations in future years exceeds $12.3 million, it will be able to utilize the remaining deferred income tax assets of $3.6 million.  The Company evaluates all positive and negative evidence when projecting future taxable income from operations and give more weight to evidence that is objectively verifiable, including its historical three-year cumulative taxable income.  Management believes that it is more likely than not that the Company will exceed these requirements.

    At December 31, 2010, the Company had net operating loss carryforwards of approximately $3.7 million for state tax purposes that will expire in 5 to 20 years.

13.  GEOGRAPHIC INFORMATION

    Geographic revenue information is based on the location of the customer. All of the Company's assets are located in the U.S. and Canada. The Company has total assets of $2.1 million located in Canada, or 2.1% of the Company's total assets, including approximately $830,000 of retail permanent fixtures, which are classified in other assets on the accompanying consolidated balance sheet as of December 31, 2010. The Company had total assets of $1.3 million located in Canada, or 1.2% of the Company's total assets, including approximately $285,000 of retail permanent fixtures, which are classified in other assets on the accompanying consolidated balance sheet as of December 31, 2009. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008
United States	$67,556	$68,682	$98,661
Canada	10,440	8,594	14,594
Australia and other	527	520	777
	$78,523	$77,796	$114,032

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

    The following is a summary of the unaudited quarterly results of operations (in thousands, except per share data):

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2010
Net sales	$22,966	$20,761	$14,335	$20,461
Gross profit	9,971	10,984	6,781	7,883
Net income (loss)	520	1,366	(420)	(908)
Net income (loss) per common share:
Basic	0.04	0.10	(0.03)	(0.07)
Diluted	0.04	0.09	(0.03)	(0.07)

2009
Net sales	$20,174	$21,051	$14,230	$22,341
Gross profit	9,743	12,831	6,457	5,423
Net (loss) income	(1,714)	591	(302)	(2,478)
Net (loss) income per common share:
Basic	(0.13)	0.04	(0.02)	(0.18)
Diluted	(0.13)	0.04	(0.02)	(0.18)

    In the fourth quarter of fiscal 2010, the Company recorded a pre-tax charge of $455,000 to correct its previously recognized excess and obsolete inventory provision, all of which related to fiscal 2009. This charge reduced net income in fiscal 2010 by $275,000, or $0.02 per diluted share, on the Company's consolidated statement of operations, and decreased inventory by $455,000 on the Company's consolidated balance sheet. The Company determined this charge to be immaterial to its prior periods and current year consolidated financial statements.

    During the second quarter of 2009, the Company recorded a non-cash impairment charge to trade names of $1.1 million.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 11, 2011.

PHYSICIANS FORMULA HOLDINGS, INC.

/s/ INGRID JACKEL
By:	Ingrid Jackel
Its:	Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 11, 2011.

Signatures	Capacity

/s/ INGRID JACKEL	Chief Executive Officer (principal executive officer) and Director
Ingrid Jackel

/s/ JEFF M. BERRY	Chief Financial Officer (principal financial and accounting officer)
Jeff M. Berry

/s/ JEFFREY P. ROGERS	President and Director
Jeff Rogers

/s/ ZVI EIREF	Director
Zvi Eiref

/s/ PADRAIC SPENCE	Director
Padraic Spence

/s/ CHARLES J. HINKATY	Director
Charles J. Hinkaty

/s/ THOMAS E. LYNCH	Director
Thomas E. Lynch

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	Amended and Restated By-laws of the Registrant. (2)
4.1	Specimen Common Stock Certificate. (1)
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
10.21*
Director Indemnification Agreement dated April 24, 2009, by and between the Registrant and Padraic Spence (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Director Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Registrant and the following individuals, were not filed: Ingrid Jackel, Jeffrey P. Rogers, Zvi Eiref and Charles J. Hinkaty) (16).

10.22*	Form of option award agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.23*	Form of restricted stock agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.24*	Form of non-qualified option award agreement for Ingrid Jackel, Jeff Rogers and Joseph J. Jaeger under Amended and Restated 2006 Equity Incentive Plan. (8)
10.25*	2007 Bonus Plan. (7)
10.26*	Form of performance award for 2008 under Amended and Restated 2006 Equity Incentive Plan. (6)
10.27*	Stock Repurchase Instruction, dated September 12, 2008, between the registrant and Deutsche Bank Securities, Inc. (9)
10.28	Fourth Amendment to Credit Agreement, dated March 30, 2009, by and among Physicians Formula, Inc., the several banks and other lender from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent. (11)
10.29	Fifth Amendment to Credit Agreement, dated July 29, 2009, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent. (12)
10.30	Term Loan Agreement, dated as of September 4, 2009, between Physicians Formula, Inc., as borrower, and Mill Road Capital, L.P., as lender. (13)
10.31	Term Note, dated as of September 4, 2009, by Physicians Formula, Inc., in favor of Mill Road Capital, L.P. (13)
10.32	Security Agreement, dated as of September 4, 2009, by Physicians Formula, Inc. and subsidiaries of Physicians Formula, Inc. party thereto, in favor of Mill Road Capital, L.P. (13)
10.33	Pledge Agreement, dated as of September 4, 2009, by Physicians Formula Holdings, Inc., in favor of Mill Road Capital, L.P. (13)
10.34	Intercreditor and Subordination Agreement, dated as of September 4, 2009, by and among Mill Road Capital, L.P., Physicians Formula, Inc., Physicians Formula Holdings, Inc., the subsidiaries of Physicians Formula, Inc. party thereto and Union Bank, N.A., as administrative agent. (13)
10.35	Sixth Amendment to Credit Agreement, dated as of September 4, 2009, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent. (13)
10.36	Pledgor Guarantee, dated as of September 4, 2009, by Physicians Formula Holdings, Inc. in favor of Mill Road Capital, L.P. (13)
10.37	Subsidiary Guarantee, dated as of September 4, 2009, by the subsidiaries of Physicians Formula, Inc. party thereto, in favor of Mill Road Capital, L.P. (13)
10.38	Credit and Security Agreement, dated as of November 6, 2009, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (14)
10.39	Revolving Note, dated as of November 6, 2009, by Physicians Formula, Inc., in favor of Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (14)

E-1

Exhibit Number	Description
10.40	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula Holdings, Inc. to Wells Fargo Bank, National Association. (14)
10.41	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula Cosmetics, Inc. to Wells Fargo Bank, National Association. (14)
10.42	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula DRTV, LLC to Wells Fargo Bank, National Association. (14)
10.43	Security Agreement, dated as of November 6, 2009, between Physicians Formula Holdings, Inc. and Wells Fargo Bank, National Association. (14)
10.44	Security Agreement, dated as of November 6, 2009, between Physicians Formula Cosmetics, Inc. and Wells Fargo Bank, National Association. (14)
10.45	Security Agreement, dated as of November 6, 2009, between Physicians Formula DRTV, LLC and Wells Fargo Bank, National Association. (14)
10.46	General Security Agreement, dated as of November 6, 2009, by Physicians Formula, Inc. to and in favor of Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (14)
10.47	Senior Subordinated Note Purchase and Security Agreement, dated as of November 6, 2009, among Physicians Formula, Inc., as borrower, the guarantors party thereto and Mill Road Capital, L.P. (14)
10.48	Senior Subordinated Note, dated as of November 6, 2009, by Physicians Formula, Inc., in favor of Mill Road Capital, L.P. (14)
10.49	Guarantor Security Agreement, dated as of November 6, 2009, by and among Physicians Formula Holdings, Inc., Physicians Formula Cosmetics, Inc., Physicians Formula DRTV, LLC and Mill Road Capital, L.P. (14)
10.50	Intercreditor Agreement, dated as of November 6, 2009, by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, Mill Road Capital, L.P., Physicians Formula, Inc. and the guarantors party thereto. (14)
10.51	First Amendment to Senior Subordinated Note Purchase and Security Agreement, dated as of February 3, 2010, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender. (15)
10.52	Second Amendment to Senior Subordinated Note Purchase and Security Agreement, dated April 30, 2010, by and among Physicians Formula, Inc., as borrower, Physicians Formula Holdings, Inc., as guarantor, and Mill Road Capital, L.P., as lender. (17)
10.53	Common Stock Purchase Warrant, dated April 20, 2010, between Physicians Formula Holdings, Inc. and Mill Road Capital, L.P. (17)
10.54	Third Amendment to Senior Subordinated Note Purchase and Security Agreement, dated June 3, 2010, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender. (18)
10.55	First Amendment to the Credit and Security Agreement, dated as of June 29, 2010, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (19)
10.56	Amendment to the Credit and Security Agreement, dated December 21, 2010, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.
10.57	Second Amendment to Credit and Security Agreement, dated as of February 28, 2011, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (20)
10.58	Fourth Amendment to Senior Subordinated Note Purchase and Security Agreement, dated as of February 28, 2011, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender. (20)
21.1	Subsidiaries of the Registrant. (10)
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Jeff M. Berry, Interim Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________
(1)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136913) filed on November 7, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2006 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on July 10, 2008 and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on September 12, 2008 and incorporated by reference herein.
(5)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on December 8, 2008 and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on May 8, 2008 and incorporated by reference herein.
(7)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on March 12, 2007 and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Form 10-K (File No. 001-33142) for the year ended December 31, 2006 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2008 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-141678) and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on March 31, 2009 and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on August 4, 2009 and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on September 11, 2009 and incorporated by reference herein.
(14)	Filed as an exhibit to the Registrant's Form 10-Q (File No. 001-33142) for the period ended September 30, 2009 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on February 4, 2010 and incorporated by reference herein.
(16)	Filed as an exhibit to the Registrant's Form 10-K (File No. 001-33142) for the year ended December 31, 2009 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on May 3, 2010 and incorporated by reference herein.
(18)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on June 8, 2010 and incorporated by reference herein.
(19)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on July 6, 2010 and incorporated by reference herein.
(20)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on March 3, 2011 and incorporated by reference herein.
*	Indicates management contract or compensatory plan or arrangement.

E-2