Form 10-K/A
period 2010-12-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2011-04-29
CIK 1269871

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

Explanatory Note

    This Amendment No. 1 (the “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2010 of Physicians Formula Holdings, Inc. (the “Company,” “we,” “our” or “us”), filed with the U.S. Securities and Exchange Commission (the "SEC") on March 11, 2011 to amend and restate Items 10 through 14 of Part III of Form 10-K to include the information intended to be incorporated therein by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for 2011, which information was previously intended to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2010. No other changes have been made to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K, and does not modify or amend the Form 10-K except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

TABLE OF CONTENTS

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our business, property and affairs are managed by, or under the direction of, our board of directors. Information regarding the business experience of each director is provided below. Each director is elected annually to serve until the next annual meeting or until his or her successor is elected and qualified or until his or her earlier death, resignation or removal. There are no family relationships among our executive officers and directors.

Ingrid Jackel Director since 2006 Age 41
Ingrid Jackel has served as chairwoman of our Board since January 2008, as a director since September 2006, and as our Chief Executive Officer since August 2006.  From April 2003 to August 2006, Ms. Jackel served as Senior Vice President—Marketing of the Company. Ms. Jackel oversees all aspects of our marketing, research and development and quality control functions. In 1994, Ms. Jackel joined the then-current owner of the Physicians Formula brand, Pierre Fabre, Inc. (“Pierre Fabre”), formerly a wholly-owned U.S. subsidiary of Pierre Fabre Dermo-Cosmetique, S.A., a large French pharmaceutical and cosmeceutical company.  While at Pierre Fabre, Ms. Jackel served in a variety of management roles, including Vice President of Marketing for Physicians Formula from May 1998 to March 2003 and Director of Marketing for Physicians Formula from July 1997 to April 1998.  Prior to her involvement in the Physicians Formula brand, Ms. Jackel served in a variety of marketing management roles in the U.S. and France for cosmeceutical brands owned by the Pierre Fabre group, such as Avene, Elancyl and Aderma.  Ms. Jackel was awarded the Women’s Wear Daily prize for the “most innovative marketer of the year” in mass market cosmetics in 2003.  Through Ms. Jackel’s long-standing service to Physicians Formula in a variety of leadership roles, she has an unparalleled understanding of our business which makes her uniquely qualified to serve as Chairwoman of our Board.

Zvi Eiref Director since 2007 Age 72
Zvi Eiref has served as a director since August 2007. For a total of 20 years, from 1979 to 1988, and again from 1995 to 2006, Mr. Eiref served as Chief Financial Officer of Church & Dwight, Co., a manufacturer and marketer of a wide range of household and personal care products under the Arm & Hammer, Trojan, First Response, and other well-known trademarks. From 1988 to 1995, he served as Chief Financial Officer of Chanel Inc., the fashion, fragrance and cosmetics company. Earlier in his career, he worked for Unilever and Arthur Andersen in Europe. Mr. Eiref serves on the board of Unigene Laboratories, Inc., as well as certain private and non-profit organizations. He graduated from Oxford University, and is an English Chartered Accountant. Mr. Eiref's 30 years of financial management and operations experience in the consumer packaged goods and cosmetics industries, and specialized knowledge of financial statements and the accounting and treasury functions, make him well-qualified to serve on our Board.

Jeffrey P. Rogers Director since 2008 Age 47
Jeffrey P. Rogers has served as a director since January 2008 and as our President since August 2006.  From January 1998 to August 2006, Mr. Rogers also served as our Senior Vice President—Sales.  Mr. Rogers is responsible for all aspects of sales, new business development and category management.  In addition, Mr. Rogers maintains the Company’s relationships with its key retailer customers.  Mr. Rogers joined Physicians Formula in April 1991 as a Sales Director and was promoted to Vice President of Sales in June 1991.  Prior to joining us, Mr. Rogers worked at Revlon, Inc., a manufacturer and marketer of cosmetics, skincare, fragrances and personal care products, and Del Laboratories, Inc., a manufacturer and marketer of cosmetics and over-the-counter pharmaceuticals.  With over 24 years of experience in the cosmetics industry, Mr. Rogers has a deep understanding of our customers and the cosmetics industry and contributes valuable insight regarding the growth of our business.

Padraic L. Spence Director since 2009 Age 43
Padraic L. Spence has served as a director since April 2009. Mr. Spence is currently Chairman and Chief Executive Officer of Zevia LLC, a marketer of zero calorie natural carbonated soft drinks. From 2005 through 2008, Mr. Spence served as a director of privately held National Products Group and as President of one of its wholly owned operating companies, Levlad LLC, whose business involved development, manufacturing and marketing of personal care items, including color cosmetics. Levlad LLC filed a petition under federal bankruptcy laws in January 2010. From 1995 to 2004, Mr. Spence was the founder and Chief Executive Officer of SPINS, Inc., a provider of syndicated market research for the health and wellness industry. Through his 18 years as an operating executive in the consumer packaged goods space, Mr. Spence has demonstrated his ability to help emerging brands attract mainstream customers. Over the past 5 years, Mr. Spence has focused on the personal care sector, acquiring knowledge and skills across a broad range of functional areas, including finance, product development/R&D, quality systems, manufacturing and supply chain management. As such, Mr. Spence brings to the Company’s board a wealth of knowledge of organizational and operational management, as well as an understanding of financial statements and accounting/finance functions. Mr. Spence holds a B.A. magna cum laude from Harvard College and an M.B.A. from Harvard Business School.

Charles J. Hinkaty Director since 2009 Age 61
Charles J. Hinkaty has served as a member of our Board since October 2009.  Mr. Hinkaty was the President and Chief Executive Officer of Del Laboratories, Inc. from August 2005 through his retirement in January 2008.  Prior to that, Mr. Hinkaty was the Chief Operating Officer of Del Laboratories, Inc. from January 2005 to August 2005, and Vice President of Del Laboratories, Inc. and President of its subsidiary Del Pharmaceuticals, Inc. from 1985 to January 2005.  Mr. Hinkaty served as a director of Del Laboratories, Inc. from 1986 until 2007.  Mr. Hinkaty is a member of the board of directors of Prestige Brands Holding, Inc., Lornamead, Renfro Corporation and W.F. Young and serves as a Trustee of New York University. Mr. Hinkaty also served as a member of the board of directors of Sterling InfoSystems, Inc. from June 2008 until the sale of the company in December 2010 and FGX International from September 2008 until the sale of the company in March 2010.  He also led the Consumer Healthcare Products Association from 1999 to 2001.  With over 38 years of experience in the health and beauty industry, Mr. Hinkaty brings to the Board insightful perspectives on the issues facing Physicians Formula.  In addition, Mr. Hinkaty provides financial expertise to our Board based on his past experience as a Chief Executive Officer and Chief Operating Officer, including an understanding of accounting and financial statements.

Thomas E. Lynch Director since 2010 Age 51
Thomas E. Lynch is the Founder and Senior Managing Director of Mill Road Capital, an investment fund headquartered in Greenwich, Connecticut, which is a creditor and the largest stockholder of Physicians Formula.  Prior to forming Mill Road, Mr. Lynch was the founder and a managing director of Lazard Capital Partners, where he created the fund’s strategy, recruited the investment team and established one of the top performing 1997 vintage private equity funds in the United States. Prior to Lazard, Mr. Lynch was a managing director at The Blackstone Group and a consultant and project manager at the Monitor Company, the management consulting firm founded by Michael Porter. Mr. Lynch is a member of the board of directors of the Panera Bread Company.  Mr. Lynch has previously served on numerous other public, private and not-for-profit boards.  Mr. Lynch has a B.A. with honors in Political Economy and Philosophy from Williams College, an M.Phil in Politics from Oxford University and an M.B.A. from Stanford University.  Mr. Lynch’s experience as Senior Managing Director of an investment fund and his service on the boards of several public companies (including audit committee service), as well as his expertise in accounting and financial matters, impart significant expertise to the Board.

Board Composition

Our amended and restated certificate of incorporation provides that our Board of Directors shall consist of such number of directors as determined from time to time by resolution adopted by a majority of the total number of directors then in office. The size of our Board of Directors is currently set at six directors. Any additional directorships resulting from an increase in the number of directors or vacancies may only be filled by the directors then in office. The term of office for each director will be until his or her successor is elected and qualified or until his or her earlier death, resignation or removal. Elections for directors will be held annually.

The Board has determined Messrs. Eiref, Spence, Hinkaty and Lynch each qualifies as “independent” as independence is defined by Rule 5605(a)(2) of the Nasdaq Stock Market LLC (“Nasdaq”) marketplace rules. The Board has not adopted categorical standards in making its determination of independence and instead relies on standards set forth in the Nasdaq marketplace rules.

Our Board of Directors met eight times in 2010. Directors are expected to attend Board meetings and meetings of committees on which they serve, and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. During 2010, all of the directors attended 75% or more of the meetings of the Board and the committees on which they served. None of our directors then serving on our Board attended our 2010 annual meeting of stockholders. Directors are encouraged to attend the annual meeting of stockholders.

Board Committees

We currently have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Audit Committee has three members. The Compensation Committee and Nominating and Corporate Governance Committee each has four members. All of the members of our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are “independent” as independence is defined by Rule 5605(a)(2) of the Nasdaq marketplace rules. All of the members of the Audit Committee are “independent” as defined by the rules of the SEC.

Audit Committee.    The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. Eiref (Chairman), Spence and Hinkaty, who are “independent” under the heightened independence standard required for audit committee members under the Nasdaq marketplace rules and the rules of the SEC. The Audit Committee oversees our accounting, financial reporting and control processes and the audits of our financial statements, including: the preparation, presentation and integrity of our financial statements; our compliance with legal and regulatory requirements; our independent auditor’s qualifications and independence; and the performance of our independent auditor. Our Audit Committee, among other things, has sole responsibility to retain and terminate our independent auditor, pre-approves all audit and non-audit services performed by our independent auditor and the fees and terms of each engagement and reviews our quarterly and annual audited financial statements and related public disclosures, earnings press releases and other financial information provided to analysts or rating agencies.

Each member of the Audit Committee has the ability to read and understand fundamental financial statements. Our Board of Directors has determined that Zvi Eiref meets the requirements for an “audit committee financial expert” as defined by the rules of the SEC.

The charter of the Audit Committee is available in the Investor Relations section of our website at www.physiciansformula.com.

Communication with the Board of Directors

    Stockholders may communicate with the Board by directing communications to the Chief Financial Officer and should prominently indicate on the outside of the envelope that the communication is intended for the Board or for individual directors. In accordance with instructions from the Board, the Chief Financial Officer will review all communications, organize the communications for review by the Board and promptly forward communications (other than communications unrelated to the operation of the Company, such as advertisements, mass mailings, solicitations and job inquiries) to the Board or individual directors.

Code of Ethics

We have adopted a code of ethics for senior financial employees that applies to the following positions: Chief Executive Officer, President, Chief Financial Officer, principal accounting officer and other employees. The code of ethics is available in the Investor Relations section of our website at www.physiciansformula.com and is available in print to any stockholder who requests it. If we waive any material provision of our code of ethics or substantively change the code, we will disclose that fact on our website within four business days of the waiver or substantive change.

Executive Officers

The following table sets forth information concerning our executive officers. Executive officers serve at the request of the Board of Directors.

Name	Age	Principal Position
Ingrid Jackel	41	Chief Executive Officer
Jeffrey P. Rogers	47	President
Jeff M. Berry	40	Chief Financial Officer

Set forth below is information concerning our executive officers who are not directors. See page 3 for biographical information concerning our directors.

Jeff M. Berry, Chief Financial Officer.  Jeff M. Berry was appointed as our Chief Financial Officer on February 19, 2010. Mr. Berry has been serving as the Interim Chief Financial Officer since May 29, 2009. Mr. Berry served on the Board of Directors since October 2007 and was the Chair of the Compensation Committee and the Corporate Governance and Nominating Committee, and a member of the Audit Committee. In conjunction with his appointment as the Interim Chief Financial Officer in May 2009, Mr. Berry resigned from the Board of Directors and from all of the committees of the Board of Directors on which he served. Prior to joining Physicians Formula as a director, Mr. Berry worked as a consultant to private equity firms to identify investment opportunities in the food industry. Mr. Berry served as Vice President and Treasurer of Del Monte Foods Company from August 2006 to October 2008, where his responsibilities included corporate treasury, corporate and financial strategy, M&A and business development and public relations. Mr. Berry served as Vice President, Strategic Planning and Business Development of Del Monte Foods Company from March 2003 to August 2006. Mr. Berry began his career with Bain & Company and held a variety of positions with McKinsey & Company from September 2001 to 2002, where he advised consumer products and retail clients in the areas of strategy, branding and marketing.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

    The compensation program for our executive officers is designed to attract and retain key executive officers and to motivate them to achieve our operating objectives. Different elements of compensation are linked to short and long-term performance, with the goal of increasing stockholder value over the long term. We seek to reward the achievement of specific annual goals through cash incentive compensation. We also strive to promote an ownership mentality among our executive officers by offering equity-based compensation that aligns their interests with those of our stockholders and our business. To that end, the Compensation Committee, which we refer to in this section as the “Committee,” believes executive compensation should include both cash and equity-based compensation.

The primary objectives of our compensation program are:
·	to attract and retain the best possible executive talent;
·	to achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives; and
·	to align executive officers’ incentives with increases in stockholder value and the achievement of corporate objectives.

Overview of Compensation and Process

The Committee has the overall responsibility for evaluating and approving the annual compensation and compensation programs for our three executive officers: the Chief Executive Officer, the President and the Chief Financial Officer (collectively, the “named executive officers”). Our executive officers make recommendations regarding executive compensation to the Committee and the Committee considers these recommendations.  The Committee then considers other available information, applies its own judgment and experience and makes an independent determination regarding both the components and amounts of executive compensation.

Our executive officer compensation consists of:
·	base salary;
·	annual cash incentive compensation; and
·	long-term equity incentive compensation.

In addition, employment agreements with each of the named executive officers provide for severance upon certain termination events. We also provide certain retirement benefits and perquisites and other benefits.

The amount of each element of compensation is determined by the Committee, which reviews the following factors to determine the amount of compensation and combination of elements to pay each named executive officer:
·	performance against corporate objectives for the year;
·	difficulty of achieving desired results in the coming year;
·	value of an individual’s unique skills and capabilities to support our objectives; and
·	contribution as a member of the executive management team.

The Committee does not consider prior compensation, including gains from prior stock option awards, in setting future compensation levels.

Our policy for allocating between short-term and long-term compensation is to ensure adequate compensation to attract and retain key executive officers, while providing them with an incentive to maximize long-term stockholder value. We do not have an exact formula for allocating between short-term and long-term compensation or between cash and equity-based compensation. The Committee makes an effort to ensure that our compensation program for executive officers is perceived as fundamentally fair.

Compensation Elements

Base Salary

We provide a base salary to our executive officers to compensate them for their services during the year. Base salaries are intended to promote retention of existing executive officers. Therefore, the Committee seeks to offer base salaries that are competitive. The Committee sets base salaries based on the executive officer’s role, responsibilities and experience.

On February 19, 2010, the Committee approved an employment agreement with Mr. Berry in connection with his appointment as our Chief Financial Officer. The employment agreement provides that Mr. Berry will be paid an annual base salary of $316,368.

On June 24, 2010, the Committee considered its employee base salary rates, including those of its named executive officers, which had been reduced in the spring of 2009 in response to the worldwide economic crisis. On June 24, 2010, the Committee approved an increase to the base salaries for all employees impacted by the previous reduction, including its named executive officers, to the level in effect immediately prior to the 2009 salary reductions. As a result, Ingrid Jackel's base salary was increased from $340,704 to $378,560, Jeffrey P. Rogers' base salary was increased from $340,704 to $378,560, and Jeff M. Berry's base salary was increased from $316,368 to $351,520. The base salary increase was effective for all impacted employees as of July 5, 2010.

Signing Bonus for Chief Financial Officer

On February 19, 2010, pursuant to his employment agreement, Mr. Berry received a sign-on bonus of $120,000. Please see "Employment Agreements" on page 12 for a description of Mr. Berry's employment agreement.

Annual Cash Incentive Compensation

We provide an opportunity for our named executive officers to earn annual cash incentive compensation under our annual bonus plan. On June 24, 2010, the Committee approved the Physicians Formula, Inc. Annual Bonus Plan (the "Plan"). The purpose of the Plan is to provide annual incentives, contingent upon continued employment and meeting certain corporate and/or individual goals, to certain employees of Physicians Formula, Inc. who make substantial contributions to the Company and who are designated by the Committee, including each of the named executive officers (each, a "Participant").

On June 24, 2010, the Committee also established the performance criteria for the determination of the annual cash bonus payable for 2010. The 2010 bonus payable to each Participant (such amount, the "Bonus") will be determined based on the increase in Earnings Per Share (as defined below) for 2010 above the Company's budgeted 2010 Earnings Per Share, after adding back all 2010 bonuses payable undr the Plan. For purposes of calculating the Bonus, "Earnings Per Share" means the diluted earnings (or loss) per share of the Company, as determined by the Committee in accordance with generally accepted accounting principles for inclusion in the Company's annual audited financial statements, subject to adjustment to exclude any reported cumulative effect of accounting changes, any reported income and losses from discontinued operations, and any reported extraordinary or nonrecurring gains and losses as determined under generally accepted accounting principles.

Based on the Earnings Per Share achieved for 2010 above the budgeted amount, the Committee will assign a bonus payout percentage between 0 and 100% (the "EPS Payout Percentage"). Each Participant will be entitled to receive a Bonus equal to: (i) the EPS Payout Percentage, multiplied by (ii) the Participant's target bonus for 2010. The maximum EPS Payout Percentage will be 100% in any event.

The Bonus payable for 2010, if any, is to be paid in the form of cash as soon as practicable following the end of 2010, but no later than two and a half months following the end of 2010. Each Participant must be employed by the Company as of the last day of the fiscal year in order to be entitled to receive his or her Bonus.

The following table set forth the minimum and target/maximum cash bonus amounts payable to each named executive officer upon achievement of the specified level of Earnings Per Share set by the Committee:

Executive	Minimum ($)	Target/Maximum ($)
Ingrid Jackel	0	$189,280
Jeffrey P. Rogers	0	$189,280
Jeff M. Berry	0	$175,760

    The Committee did not approve bonus payments in respect of 2010 performance under the Plan.

Long-Term Equity Incentive Compensation

    All of our executive officers have received long-term equity incentive compensation in the form of incentive stock options and non-qualified stock options. Our option program is designed to align the interests of our executive officers with our stockholders’ long-term interests by creating an ownership mentality among our executive officers and to reward them for our performance, measured by increases in the price of our common stock. We provide options that vest over a period of time to encourage retention of our executive officers and focus their efforts on the creation of long-term stockholder value and corporate objectives. We believe our ability to grant equity-based awards would also serve to attract new executive talent, if necessary.

    On February 19, 2010, the Committee granted 200,000 non-qualified stock options to Mr. Berry in connection with his appointment as our Chief Financial Officer.

2003 Stock Option Plan

    On November 3, 2003, before we were a public company, our Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”), which authorizes the grant of incentive stock options and/or non-qualified stock options to our executive officers and other key employees. The purpose of the 2003 Plan is to allow those persons who have a substantial responsibility for our management and growth to acquire an ownership interest in our company and thereby encourage them to contribute to our success and to remain in our employ. The 2003 Plan is also intended to increase our ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, our sustained progress, growth and profitability depend. We anticipate that all future option grants will be made under our 2006 Equity Incentive Plan and we do not intend to issue any further options under the 2003 Plan.  As of December 31, 2010, 538,889 options were outstanding under the 2003 Plan.

In 2003 and 2004, we granted incentive stock options and non-qualified stock options under our 2003 Plan to our named executive officers. The options granted under the 2003 Plan included options that vested and became exercisable over time (the “time-vesting options”), as well as options that originally provided that they vest and become exercisable only upon a sale of Physicians Formula in which the aggregate cash proceeds received by the Summit Partners investors is equal to or greater than three times the amount of the Summit Partners investors’ total original investment in Physicians Formula (the “performance-vesting options”).

On November 14, 2006, the closing date of the initial public offering, we amended the performance-vesting options to accelerate the vesting of 550,781 of the 713,334 performance-vesting options then outstanding. The remaining performance-vesting options that did not vest on November 14, 2006, became time-vesting options that vested and became exercisable in 24 equal monthly installments over a period of two years from November 14, 2006.

The portion of the performance-vesting options that vested upon completion of our initial public offering was determined by multiplying the number of performance-vesting options held by each individual by a fraction, the numerator of which was the assumed aggregate cash proceeds received by the Summit Partners investors in respect of their investment in Physicians Formula and its subsidiaries prior to and upon the closing of the initial public offering based on certain assumptions made on October 23, 2006, the day the amendments to the performance-vesting options were approved, and the denominator of which was three times the amount of the Summit Partners investors’ total original investment in Physicians Formula and its subsidiaries (including amounts paid in connection with our recapitalization in December 2005). The assumptions made on October 23, 2006 were: the common stock was priced at $16.00, the midpoint of the range on the cover of the preliminary prospectus for our initial public offering; the Summit Partners entities sold the number of shares as set forth in the preliminary prospectus for the initial public offering; the over-allotment option was exercised in full; and the underwriting discount was $1.12 per share. Although the actual price to the public of our common stock in the initial public offering was $17.00 per share, the underwriting discount was $1.19 per share and the number of shares sold by Summit Partners in the initial public offering was more than as set forth in the preliminary prospectus, we did not revise the number of performance-vesting options that vested on the closing of our initial public offering because that number was fixed at the time the amendments were approved.

Administration.  The Committee administers the 2003 Plan. Under the 2003 Plan, the Committee has sole and complete authority to select participants, grant options to participants in forms and amounts as it determines, impose limitations, restrictions and conditions upon options as it deems appropriate, interpret the 2003 Plan and adopt, amend and rescind administrative guidelines and other rules and regulations relating to the 2003 Plan, correct any defect or omission or reconcile any inconsistency in the plan or an option granted under the 2003 Plan and make all other determinations and take all other actions necessary or advisable for the implementation and administration of the 2003 Plan.

Terms of awards.  The exercise price of an option granted under the 2003 Plan may not be less than 100% of the fair market value of our common stock on the date the option is granted. Option awards were granted to each participant pursuant to an agreement entered into between us and such person. Provisions of such agreements set forth the types of options being granted, the total number of shares of common stock subject to the options, the price, the periods during which such options may be exercised and such other terms and performance objectives as are approved by our Board of Directors or its designated committee which are not inconsistent with the terms of the 2003 Plan. The 2003 Plan does not permit the term of an option to exceed ten years from the date of grant.

For a description of termination and change in control provisions applicable to options issued under the 2003 Plan, please see “—Potential Payments upon Termination or Change in Control—Stock Options under the 2003 Stock Option Plan.”

2006 Equity Incentive Plan

In connection with our initial public offering, we adopted the 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards. Directors, officers and other employees of Physicians Formula and its subsidiaries, as well as others performing services for us, are eligible for grants under the 2006 Plan. The purpose of the 2006 Plan is to provide these individuals with incentives to maximize stockholder value and otherwise contribute to our success and to enable us to attract, retain and reward the best available persons for positions of responsibility.

A total of 900,000 shares of our common stock were originally available for issuance under the 2006 Plan. This amount automatically increases on the first day of each fiscal year beginning in 2007 and ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Committee. The number of shares available for issuance under the 2006 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the outstanding shares of common stock. In the event of any of these occurrences, we shall make any adjustments we consider appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the plan or covered by grants previously made under the 2006 Plan. The shares available for issuance under the 2006 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. As of December 31, 2010, 1,466,000 options were outstanding under the 2006 Plan.

Eligibility.  Directors, officers and employees of Physicians Formula and its subsidiaries, as well as other individuals performing services for us, or to whom we have extended an offer of employment, will be eligible to receive grants under the 2006 Plan. However, only employees may receive grants of incentive stock options. In each case, the Committee selects the grantees to participate in the 2006 Plan.

Stock Options.  Under the 2006 Plan, the Committee or the Board may award grants of incentive stock options conforming to the provisions of Section 422 of the Internal Revenue Code, and other, non-qualified stock options. The Committee may not, however, award to any one person in any calendar year options to purchase common stock equal to more than 800,000 shares, and it may not award incentive stock options first exercisable in any calendar year whose underlying shares have an aggregate fair market value greater than $100,000, determined at the time of grant.

The exercise price of an option granted under the 2006 Plan may not be less than 100% of the fair market value of a share of common stock on the date of grant, and the exercise price of an incentive stock option awarded to a person who owns stock representing more than 10% of Physicians Formula’s voting power may not be less than 110% of such fair market value on such date.

Unless the Committee determines otherwise, the exercise price of any option may be paid in cash, by delivery of shares of common stock with a fair market value equal to the exercise price, and/or by simultaneous sale through a broker of shares of common stock acquired upon exercise.

If a participant elects to deliver shares of common stock in payment of any part of an option’s exercise price, the Committee may at its discretion grant the participant a “reload option.”  The reload option entitles the participant to purchase a number of shares of common stock equal to the number so delivered. The reload option may also include, if the Committee chooses, the right to purchase a number of shares of common stock equal to the number delivered or withheld in satisfaction of any of our tax withholding requirements in connection with the exercise of the original option. The terms of each reload option will be the same as those of the original exercised option, except that the grant date will be the date of exercise of the original option, and the exercise price will be the fair market value of the common stock on the date of exercise.

The Committee determines the term of each option at its discretion. However, no term may exceed ten years from the date of grant or, in the case of an incentive stock option granted to a person who owns stock representing more than 10% of the voting power of Physicians Formula or any of its subsidiaries, five years from the date of grant.

For a description of termination and change in control provisions applicable to options issued under the 2006 Plan, please see “—Potential Payments upon Termination or Change in Control—Stock Options under the 2006 Equity Incentive Plan.”

Stock Appreciation Rights.  SARs entitle a participant to receive the amount by which the fair market value of a share of our common stock on the date of exercise exceeds the grant price of the SAR. The grant price and the term of a SAR will be determined by the Committee, except that the price of a SAR may never be less than the fair market value of the shares of our common stock subject to the SAR on the date the SAR is granted.

Restricted Stock. Under the 2006 Plan, the Committee may award restricted stock subject to the conditions and restrictions, and for the duration, which will generally be at least six months, that it determines in its discretion. Unless the Committee determines otherwise, all restrictions on a grantee’s restricted stock will lapse when the grantee ceases to be a director, officer or employee of, or to otherwise perform services for, Physicians Formula and its subsidiaries, if the cessation occurs due to a termination within one year after a change in control of Physicians Formula or due to death, disability or, in the discretion of the Committee, retirement. In addition, the Committee has the authority to award shares of restricted stock with respect to which all restrictions shall lapse automatically upon a change in control of Physicians Formula, whether or not the grantee is subsequently terminated. If termination of employment or service occurs for any other reason, all of a grantee’s restricted stock as to which the applicable restrictions have not lapsed will be forfeited immediately.

Restricted Stock Units; Deferred Stock Units. Under the 2006 Plan, the Committee may award restricted stock units subject to the conditions and restrictions, and for the duration, which will generally be at least six months, that it determines in its discretion. Each restricted stock unit is equivalent in value to one share of common stock and entitles the grantee to receive one share of common stock for each restricted stock unit at the end of the vesting period applicable to such restricted stock unit. Unless the Committee determines otherwise, all restrictions on a grantee’s restricted stock units will lapse when the grantee ceases to be a director, officer or employee of, or to otherwise perform services for, Physicians Formula and its subsidiaries, if the cessation occurs due to a termination within one year after a change in control of Physicians Formula or due to death, disability or, in the discretion of the Committee, retirement. In addition, the Committee has the authority to award restricted stock units with respect to which all restrictions shall lapse automatically upon a change in control of Physicians Formula, whether or not the grantee is subsequently terminated. If termination of employment or service occurs for any other reason, all of a grantee’s restricted stock units as to which the applicable restrictions have not lapsed will be forfeited immediately. Prior to the later of (i) the close of the tax year preceding the year in which restricted stock units are granted or (ii) 30 days of first becoming eligible to participate in the 2006 Plan (or, if earlier, the last day of the tax year in which the participant first becomes eligible to participate in the 2006 Plan) and on or prior to the date the restricted stock units are granted, a grantee may elect to defer the receipt of all or a portion of the shares due with respect to the restricted stock units and convert such restricted stock units into deferred stock units. Subject to specified exceptions, the grantee will receive shares in respect of such deferred stock units at the end of the deferral period.

Performance Awards.  Under the 2006 Plan, the Committee may grant performance awards contingent upon achievement by the grantee, Physicians Formula and/or its subsidiaries or divisions, of set goals and objectives regarding specified performance criteria, such as, for example, return on equity, over a specified performance cycle, as designated by the Committee. Performance awards may include specific dollar-value target awards, such as performance units, the value of which is established by the Committee at the time of grant, and/or performance shares, the value of which is equal to the fair market value of a share of common stock on the date of grant. The value of a performance award may be fixed or fluctuate on the basis of specified performance criteria. A performance award may be paid in cash and/or shares of our common stock or other securities.

Unless the Committee determines otherwise, if a grantee ceases to be a director, officer or employee of, or to otherwise perform services for, Physicians Formula and its subsidiaries prior to completion of a performance cycle, due to death, disability or retirement, the grantee will receive the portion of the performance award payable to him or her based on achievement of the applicable performance criteria over the elapsed portion of the performance cycle. If termination of employment or service occurs for any other reason prior to completion of a performance cycle, the grantee will become ineligible to receive any portion of a performance award. If we undergo a change in control, a grantee will earn no less than the portion of the performance award that he or she would have earned if the applicable performance cycle had terminated as of the date of the change of control.

Vesting, Withholding Taxes and Transferability of All Awards. The terms and conditions of each award made under the 2006 Plan, including vesting requirements, will be set forth consistent with the 2006 Plan in a written agreement with the grantee. Except in limited circumstances, no award under the 2006 Plan may vest and become exercisable within six months of the date of grant, unless the Committee determines otherwise.

Unless the Committee determines otherwise, a participant may elect to deliver shares of common stock, or to have us withhold shares of common stock otherwise issuable upon exercise of an option or upon grant or vesting of restricted stock or a restricted stock unit, in order to satisfy our withholding obligations in connection with any such exercise, grant or vesting.

Unless the Committee determines otherwise, no award made under the 2006 Plan will be transferable other than by will or the laws of descent and distribution or to a grantee’s family member by gift or a qualified domestic relations order, and each award may be exercised only by the grantee, his or her qualified family member transferee, or any of their respective executors, administrators, guardians or legal representatives.

Amendment and Termination of the 2006 Plan. The Board may amend or terminate the 2006 Plan in its discretion, except that no amendment will become effective without prior approval of our stockholders if such approval is necessary for continued compliance with applicable stock exchange listing requirements. Furthermore, any termination may not materially and adversely affect any outstanding rights or obligations under the 2006 Plan without the affected participant’s consent. If not previously terminated by the Board, the 2006 Plan will terminate on the tenth anniversary of its adoption.

 Awards Under the 2006 Plan. On February 6, 2007, we awarded 300,000 non-qualified stock options under the 2006 Plan to our executive officers and other key employees. These options vest in 48 equal monthly installments beginning on March 6, 2007 and have an exercise price equal to $20.75 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant.  These options will expire on February 6, 2017.

On August 30, 2007, we awarded 25,000 non-qualified stock options under the 2006 Plan to a non-employee director in connection with his appointment to the Board.  25% of these options vested on the date of the grant. The remaining options vest in 48 equal monthly installments beginning on September 30, 2007.  The exercise price is equal to $9.85 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant.  These options will expire on August 30, 2017.

On November 8, 2007, we awarded 25,000 non-qualified stock options under the 2006 Plan to a non-employee director in connection with his appointment to the Board.  25% of these options vested on the date of the grant.  The remaining options vest in 48 equal monthly installments beginning on December 8, 2007. The exercise price is equal to $12.00 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant.  These options will expire on November 8, 2017.

On January 30, 2008, we awarded 317,000 non-qualified stock options under the 2006 Plan to our executive officers and other key employees. These options vest in 48 equal monthly installments beginning on February 29, 2008 and have an exercise price equal to $9.54 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant.  These options will expire on January 30, 2018.

On April 24, 2009, we awarded 25,000 non-qualified stock options under the 2006 Plan to a non-employee director in connection with his appointment to the Board. 25% of these options vested on the date of the grant.  The remaining options vest in 48 equal monthly installments beginning on May 24, 2009. The exercise price is equal to $1.83 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant.  These options will expire on April 24, 2019.

On October 19, 2009, we awarded 25,000 non-qualified stock options under the 2006 Plan to a non-employee director in connection with his appointment to the Board. 25% of these options vested on the date of the grant. The remaining options vest in 48 equal monthly installments beginning on November 19, 2009. The exercise price is equal to $2.60 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on October 19, 2019.

On November 10, 2009, we awarded 620,000 non-qualified stock options under the 2006 Plan to our executive officers and other key employees. These options vest in 48 equal monthly installments beginning on December 10, 2009 and have an exercise price equal to $2.30 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on November 10, 2019.

On December 10, 2009, we awarded 7,000 non-qualified stock options under the 2006 Plan to an employee. These options vest in 48 equal monthly installments beginning on January 10, 2010 and have an exercise price equal to $1.80 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on December 10, 2019.

On December 24, 2009, we awarded 25,000 non-qualified stock options under the 2006 Plan to a non-employee director in connection with his service on the Board. 25% of these options vested on the date of the grant. The remaining options vest in 48 equal monthly installments beginning on January 24, 2010. The exercise price is equal to $2.50 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on December 24, 2019.

On February 19, 2010, we awarded 200,000 non-qualified stock options under the 2006 Plan to an executive officer in connection with his appointment as our Chief Financial Officer. These options vest in 48 equal monthly installments beginning on March 19, 2010 and have an exercise price equal to $2.16 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on February 19, 2020.

On April 29, 2010, we awarded 25,000 non-qualified stock options under the 2006 Plan to a non-employee director in connection with his appointment to the Board. 25% of these options vested on the date of grant. The remaining options vest in 48 equal monthly installments beginning on May 31, 2010. The exercise price is equal to $3.04 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on April 29, 2010.

On May 17, 2010, we awarded 5,000 non-qualified stock options under the 2006 Plan to a key employee. These options vest in 48 equal monthly installments beginning on June 17, 2010 and have an exercise price equal to $2.96 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on May 17, 2020.

Post-Termination Benefits

Severance Payments

    On May 6, 2008, we entered into amended and restated employment agreements with each of our named executive officers.  Pursuant to such amendment and restatement, if the named executive officer’s employment is terminated without “Cause,” such executive officer will be entitled to (a) receive his or her base salary payable in regular installments as special severance payments for a period of twenty-four (24) months from the date of termination (the “Severance Period”), (b) continued use of a company car during the Severance Period, (c) participate in our benefit plans during the Severance Period and (d) receive a pro-rated portion of the executive officer’s target annual bonus for the year in which employment terminated.  The Committee believes that such severance benefits will protect stockholders’ interests by encouraging our named executive officers to remain with us and by enhancing their focus on us during rumored or actual change-in-control activity. The Committee did not target any particular benchmark of severance but sought to provide severance and change-in-control benefits that were generally in line with market practice and peer company practices identified in the Mercer report.

    On February 19, 2010, the Committee approved second amended and restated employment agreements (the "Second Amended Employment Agreements") with each of Ingrid Jackel and Jeffrey P. Rogers. The Second Amended Employment Agreements clarified the calculation of the severance benefits in the previously existing employment agreement if the executive officer's employment is terminated within one year following a Change of Control (as defined in the Second Amended Employment Agreements).

    On February 19, 2010, the Committee approved an employment agreement with Jeff M. Berry. Under the employment agreement, if Mr. Berry's employment is terminated without Cause (as defined in the employment agreement), then Mr. Berry will be entitled to (a) receive his then-existing base salary for 24 months from the date his employment is terminated (the "Severance Period"), (b) continued use of a company car during the Severance Period, (c) participate in our benefit plans during the Severance Period and (d) receive a pro-rated portion of his target annual bonus for the year in which employment terminated.  If Mr. Berry is terminated within one year following a Change of Control (as defined in the employment agreement), Mr. Berry will be entitled to receive, in lieu of the benefit described in clause (d) above, the greater of (1) a pro-rated portion of the annual bonus Mr. Berry would have received through the date of the Change of Control based on a pro-rated portion of the Company and Mr. Berry's performance through that date, and a pro-rated portion of Mr. Berry's target annual bonus for the year in which employment terminated.

    For more information on the severance payable under the employment agreements, please see “—Potential Payments upon Termination or Change in Control” on page 15.

Retirement Plans

We offer a defined contribution 401(k) plan to our salaried employees, including the named executive officers. An employee may contribute up to 50% of his or her salary to the 401(k) plan provided that he or she has been with the Company for six months or more and is over 21 years old. We provide a company matching contribution of 100% of the first 5% of salary contributed by each participant. Participant account balances are payable upon the earliest of death, total disability, termination of employment or retirement.

We also offer a voluntary deferred compensation plan for our executive officers. The plan allows these executive officers to defer all or a portion of their base salary. Under the terms of the deferred compensation plan, a participant’s account balance will be distributed to a participant following his or her retirement or termination from Physicians Formula, disability or death, a change in control, or an unforeseeable financial emergency, or at a time specified by the participant when he or she enrolls in the plan.

Perquisites and Other Benefits

We provide named executive officers with perquisites and other personal benefits that the Committee believes are reasonable and consistent with our compensation program. The purpose of these perquisites and other personal benefits is to enable us to retain our key executive officers. Our perquisites and other personal benefits include: use of a company car, payment of health, dental, vision, short-term disability, long-term disability and group life insurance premiums.

Timing of Option Grants

See "Long-Term Equity Incentive Compensation — Awards Under the 2006 Plan" for a discussion of the stock options granted under the 2006 Plan. The exercise price of these stock options is the closing price of our common stock on the date of grant. Our Chief Executive Officer and other executive officers did not play a role in the Committee’s decision on the timing of the stock option grants. We do not have a program in place related to the timing of stock options in coordination with the release of material non-public information.

Stock Ownership Guidelines

We do not have any stock ownership guidelines for our executive officers. We have a policy which requires that our directors and executive officers abstain from short-swing trading, short selling or entering into any derivative securities related to their ownership of common stock.

Accounting and Tax Considerations

We were formed in 2003 by members of our current management and entities affiliated with Summit Partners for the purpose of completing a management-led buy-out that closed on November 3, 2003, which we refer to as the “Acquisition.” We granted incentive stock options to Ingrid Jackel and Jeffrey P. Rogers under the 2003 Plan in connection with the Acquisition in November 2003. All of the stock options granted since then under the 2003 Plan and the 2006 Plan are non-qualified stock options.

The Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1 million that is paid to certain individuals. We believe that compensation paid under our compensation plans is generally fully deductible for federal tax purposes to the extent it is less than $1 million for each named executive officer in a given year.

Summary Compensation Table

The following table summarizes the total compensation earned in 2010 and 2009 by our named executive officers:

Name and Principal Position	Year	Salary(1)	Bonus(2)	Stock Awards	Option Awards(3)	Nonequity Incentive Plan Compensation(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(5)	Total(6)
Ingrid Jackel	2010	358,904	-	-	-	-	-	36,295	395,199
Chief Executive Officer	2009	350,896	-	-	214,380	-	-	45,274	610,550

Jeffrey P. Rogers	2010	365,456	-		-	-	-	44,429	409,885
President	2009	358,176	-	-	160,785	-	-	51,798	570,759

Jeff M. Berry	2010	333,268	120,000	-	191,340	-	-	47,326	691,934
Chief Financial Officer	2009	182,520	-	-	-	-	-	21,500	204,020

(1)	Amounts shown are not reduced to reflect Mr. Rogers election to defer receipt of salary into the Physicians Formula Holdings, Inc. 2005 Nonqualified Deferred Compensation Plan.

(2)	Amounts shown for 2010 represent a sign-on bonus for Mr. Berry pursuant to his employment agreement.

(3)
The amounts reflected in the Options Awards column represent the grant date fair value of the awards made during the identified fiscal year, as computed in accordance with Accounting Standards Codification 718. Please refer to Note 9 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for the relevant assumptions underlying the valuation of our stock options.

(4)	The Committee did not approve bonus payments in respect of 2010 performance under the Plan. For 2009, the Committee did not adopt a bonus plan in light of the weak economic environment.

(5)	Please see the “All Other Compensation Table” for information regarding the value of other compensation, benefits and perquisites provided to named executive officers in 2010.

(6)
Salary, Bonus and Non-Equity Incentive Plan Compensation received and reported in the Summary Compensation Table represents 91% of the total compensation received by Ms. Jackel, 89% of the total compensation received by Mr. Rogers and 66% of the total compensation received by Mr. Berry in 2010.

All Other Compensation Table

The following table provides information regarding the value of other compensation, benefits and perquisites provided to named executive officers in 2010:

Name	Year	Automobile Allowance(1)	Company Contribution to 401(k) Plan(2)	Insurance Premiums(3)	Other		Total
Ingrid Jackel	2010	$6,033	$8,310	$21,952	$-		$36,295
Jeffrey P. Rogers	2010	3,780	12,250	25,678	2,721	(4)	44,429
Jeff M. Berry	2010	15,095	12,250	9,232	10,749	(5)	47,326

(1)
Consists of automobile allowance, gas reimbursement, automobile insurance and license and registration fees. For Ms. Jackel, consists of $3,692 of automobile allowance, $56 of gas reimbursement, $1,928 for automobile insurance and $357 for license and registration fees. For Mr. Rogers, consists of $3,083 of automobile allowance, $369 of gas reimbursement, $295 for automobile insurance and $33 for license and registration fees. For Mr. Berry, consists of $12,682 of automobile allowance, $1,861 for automobile insurance and $552 for license and registration fees.

(2)
Under our 401(k) plan, an employee may contribute up to 50% of his or her salary to the 401(k) plan provided that he or she has been with the company for 6 months or more and is over 21 years old. We provide a company matching contribution of 100% of the first 5% of salary contributed by each participant.

(3)
Consists of medical, dental, vision, life insurance premiums and short and long-term disability premiums paid by us. For Ms. Jackel, consists of $20,920 in medical, dental and vision insurance premiums, $634 in life insurance premiums and $398 in short and long-term disability premiums paid by us. For Mr. Rogers, consists of $24,316 in medical, dental and vision insurance premiums, $634 in life insurance premiums and $727 in short and long-term disability premiums paid by us. For Mr. Berry, consists of $8,544 in medical, dental and vision insurance premiums, $423 in life insurance premiums and $265 in short and long term disability premiums paid by us.

(4)	Amount represents contribution refunds related to Mr. Rogers's non-qualified deferred compensation plan.

(5)	Amount primarily represents COBRA continuation coverage premiums paid by us during Mr. Berry's term as our interim Chief Financial Officer.

Employment Agreements

Ingrid Jackel and Jeffrey P. Rogers.  On May 6, 2008, we entered into amended and restated employment agreements with each of Ms. Jackel and  Mr. Rogers.  The employment agreements provide that each such named executive officer is entitled to an annual base salary and annual incentive bonus up to a maximum amount determined by the Board each year based on the executive’s achievement and our achievement of performance criteria and other goals established by the Board. The annual base salary of each named executive officer is subject to an adjustment each year in accordance with the index of wages and salaries for all private industry white-collar wages published by the United States Bureau of Labor Statistics. The named executive officers may also participate in all benefit plans that are generally made available to our senior executive employees and are entitled to use of a company car while employed by us.

The employment agreements further provide that if such named executive officer’s employment is terminated without Cause (as defined in the employment agreements), then the named executive officer will be entitled to (a) receive his or her then-existing base salary for 24 months from the date his or her employment is terminated (the “Severance Period”), (b) continued use of a company car during the Severance Period, (c) participate in our benefit plans during the Severance Period and (d) receive a pro-rated portion of the named executive officer’s target annual bonus for the year in which employment terminated.  If the named executive officer is terminated without Cause within one year following a Change in Control (as defined in the employment agreements), the named executive officer will be entitled to receive, in lieu of the benefit described in clause (d) above, the greater of (1) a pro-rated portion of the annual bonus the named executive officer would have received through the date of the Change in Control, and (2) a pro-rated portion of the named executive officer’s target annual bonus for the year in which employment terminated.  See “—Potential Payments upon Termination or Change in Control” below.

On February 19, 2010, we entered into second amended and restated employment agreements (the "Amended Employment Agreements") with each of Ms. Jackel and Mr. Rogers.  Such amended and restated employment agreements were entered into in order to make certain clarifying amendments relating to compliance with the requirements of Section 409A of the Internal Revenues Code of 1986, as amended. In addition, the employment agreements were revised to (i) eliminate the provision relating to annual salary adjustments pursuant to the Employment Cost Index published by the Bureau of Labor Statistics, (ii) include certain employment benefits available to each of the executive officers and (iii) clarify the calculation of the severance benefit in the previously existing employment agreement if the executive officer's employment is terminated within one year following a Change of Control (as defined in the employment agreements).

    Jeff M. Berry.  On February 19, 2010, we entered into an employment agreement with Jeff M. Berry. The employment agreement provides that Mr. Berry will be paid an annual base salary of $316,368, a sign-on bonus in the amount of $120,000, subject to the terms of Mr. Berry's employment agreement, and is eligible to participate in an incentive plan for senior executive officers with a target bonus level of 50% of Mr. Berry's base salary for 2010. The Compensation Committee also approved the grant of options to purchase 200,000 shares of our common stock to Mr. Berry on February 19, 2010 pursuant to our Amended and Restated 2006 Equity Incentive Plan. These options will vest in forty-eight equal monthly installments beginning on March 19, 2010. Under the employment agreement, if Mr. Berry's employment is terminated without Cause (as defined in the employment agreement), then Mr. Berry will be entitled to (a) receive his then-existing base salary for 24 months from the date his employment is terminated (the "Severance Period"), (b) continued use of a Company car during the Severance Period, (c) participate in our benefit plans during the Severance Period and (d) receive a pro-rated portion of his target annual bonus for the year in which employment terminated.  If Mr. Berry is terminated within one year following a Change of Control (as defined in the employment agreement), Mr. Berry will be entitled to receive, in lieu of the benefit described in clause (d) above, the greater of (1) a pro-rated portion of the annual bonus Mr. Berry would have received through the date of the Change of Control based on a pro-rated portion of the Company and Mr. Berry's performance through that date, and a pro-rated portion of Mr. Berry's target annual bonus for the year in which employment terminated.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2010:

	Option Awards (1)(3)

	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Name
Ingrid Jackel	166,667		-	-	$0.10	11/3/2013
	160,675		-	-	0.10	11/3/2013
	47,916		2,084	-	20.75	2/6/2017
	36,454		13,546	-	9.54	1/30/2018
	54,158		145,842	-	2.30	11/10/2019

Jeffrey P. Rogers	41,543		-	-	0.10	11/3/2013
	47,916		2,084	-	20.75	2/6/2017
	36,454		13,546	-	9.54	1/30/2018
	40,625		109,375	-	2.30	11/10/2019

Jeff M. Berry	20,699	(2)	4,301	-	12.00	11/8/2017
	41,660		158,340	-	2.16	2/19/2020

(1)	We granted incentive stock options and non-qualified stock options under the 2003 Plan and non-qualified stock options under the 2006 Plan.

(2)
This option award was granted to Mr. Berry in connection with the his service as a member of the Board. Mr. Berry resigned as a member of the Board on May 29, 2009 to become our Interim Chief Financial Officer and subsequently our Chief Financial Officer on February 19, 2010.

(3)	The following table summarizes the vesting of each named executive officer’s stock options that were not vested and exercisable on December 31, 2010:

			Year in Which Options Vest and Become Exercisable

Name	Type of Option	Grant Date	2011	2012	2013	2014	Total
Ingrid Jackel	Non-Qualified Stock Option	2/6/2007	2,084	-	-	-	2,084
	Non-Qualified Stock Option	1/30/2008	12,504	1,042	-	-	13,546
	Non-Qualified Stock Option	11/10/2009	50,001	50,004	45,837	-	145,842

Jeffrey P. Rogers	Non-Qualified Stock Option	2/6/2007	2,084	-	-	-	2,084
	Non-Qualified Stock Option	1/30/2008	12,504	1,042	-	-	13,546
	Non-Qualified Stock Option	11/10/2009	37,500	37,500	34,375	-	109,375

Jeff M. Berry	Non-Qualified Stock Option	11/8/2007	4,301	-	-	-	4,301
	Non-Qualified Stock Option	2/19/2010	49,998	50,004	50,004	8,334	158,340

Non-Qualified Deferred Compensation

The following table summarizes the benefits to a named executive officer under our deferred compensation plan:

Name	Executive Contributions in Last FY(1)	Registrant Contributions in Last FY	Aggregate Earnings (Loss) in Last FY(2)	Aggregate Withdrawals/Distributions	Aggregate Balance at Last FYE(3)
Jeffrey P. Rogers	$2,832	$-	$27,358	$-	$275,610

(1)	This amount is reported as compensation in the Summary Compensation Table for 2010.

(2)	Includes dividends and earnings of $4,333 and change in market value of $23,025.

(3)	Of the aggregate balance at the last fiscal year-end, $52,832 was reported as compensation in the Summary Compensation Table for 2009.

    The Physicians Formula Holdings, Inc. 2005 Nonqualified Deferred Compensation Plan became effective January 1, 2005. The plan is an unfunded, nonqualified deferred compensation arrangement to provide deferred compensation to employees holding the titles of Chief Executive Officer, President, Chief Financial Officer or senior vice president and receiving total compensation of at least $200,000 per year or such other employees as determined by us. The plan is administered by the Committee. Under this plan executives receive an allocation to their account based on a percentage of base salary and cash incentive compensation under the bonus plan elected by the executive. This allocation is made at the valuation date for service rendered during the year. All balances accrue interest at the rate of return on the investment vehicles held in the participant’s account. The plan allows us to establish a trust to hold assets to be used for payment of benefits under the plan. Any assets of the trust would be subject to the claims of our general creditors. A participant’s account balance will be distributed to a participant following his or her retirement or termination from Physicians Formula, disability or death, a change in control, or an unforeseeable financial emergency or at a time specified by the participant when he or she enrolls in the plan.

Prior to adopting the 2005 Nonqualified Deferred Compensation Plan, we had a Deferred Compensation Plan that was adopted by Pierre Fabre, Inc. on December 1, 1999, or the 1999 Nonqualified Deferred Compensation Plan. The terms of the 1999 Nonqualified Deferred Compensation Plan are similar in most material respects to the 2005 Nonqualified Deferred Compensation Plan, including that assets of the trust would be subject to the claims of our general creditors. The 1999 Nonqualified Deferred Compensation Plan was suspended on December 31, 2004 and the 2005 Nonqualified Deferred Compensation Plan was adopted effective January 1, 2005, to comply with certain tax law changes. Compensation earned through the end of 2004 and deferred under the 1999 Nonqualified Deferred Compensation Plan will continue to be subject to the terms of that plan, but no additional compensation may be deferred under that plan.

Potential Payments upon Termination or Change in Control

The following table reflects the amount of compensation to each of the named executive officers assuming each named executive officer’s employment was terminated under each of the circumstances set forth below, or a change in control occurred, on December 31, 2010. The amounts shown in the table are estimates, and the actual amounts to be paid can only be determined at the time of the named executive officer’s separation from the Physicians Formula or upon a change in control.

Name	Termination without Cause	Voluntary Resignation	Termination for Cause	Retirement	Death or Disability	Change in Control	Termination without Cause following Change in Control
Ingrid Jackel
Cash Severance(1)	$757,120	$-	$-	$-	$-	$-	$757,120
Value of Stock Options(2)	79,071	-	-	-	292,000	292,000	292,000
Target Annual Bonus(3)	189,280	-	-	-	-	-	189,280
Automobile Allowance(4)	12,066	-	-	-	-	-	12,066
Insurance Premiums(5)	43,904	-	-	-	-	-	43,904
Accrued Paid Time Off	58,895	58,895	58,895	58,895	58,895	-	58,895
	$1,140,336	$58,895	$58,895	$58,895	$350,895	$292,000	$1,353,265
Jeffrey P. Rogers
Cash Severance(1)	$757,120	$-	$-	$-	$-	$-	$757,120
Value of Stock Options(2)	59,313	-	-	-	219,000	219,000	219,000
Target Annual Bonus(3)	189,280	-	-	-	-	-	189,280
Automobile Allowance(4)	7,560	-	-	-	-	-	7,560
Insurance Premiums(5)	51,356	-	-	-	-	-	51,356
Accrued Paid Time Off	59,696	59,696	59,696	59,696	59,696	-	59,696
	$1,124,325	$59,696	$59,696	$59,696	$278,696	$219,000	$1,284,012
Jeff M. Berry
Cash Severance(1)	$703,040	$-	$-	$-	$-	$-	$703,040
Value of Stock Options(2)	66,656	-	-	-	320,000	320,000	320,000
Target Annual Bonus(3)	175,760	-	-	-	-	-	175,760
Automobile Allowance(4)	30,189	-	-	-	-	-	30,189
Insurance Premiums(5)	27,696	-	-	-	-	-	27,696
Accrued Paid Time Off	(3,059)	(3,059)	(3,059)	(3,059)	(3,059)	-	(3,059)
	$1,000,282	$(3,059)	$(3,059)	$(3,059)	$316,941	$320,000	$1,253,626

(1)
Represents base salary payable in regular installments as special severance payments for a period of twenty-four (24) months from the date of termination without “cause,” pursuant to the named executive officer’s Amended Employment Agreement in effect at December 31, 2010.

(2)
Under the terms of the option award agreements for named executive officers under the 2003 Plan and 2006 Plan, all unvested stock options vest and become exercisable immediately upon the death or disability of the executive or upon a change in control. Amounts in the table represent the number of unvested stock options on December 31, 2010, multiplied by the amount by which closing price of our common stock on the Nasdaq Global Select Market on December 31, 2010 exceeds the exercise price of the options.

(3)
Under the Amended Employment Agreements, if an executive officer is terminated without cause, each executive officer is entitled to receive a pro-rated portion of the executive officer’s target annual bonus for the year in which employment is terminated. Under the Amended Employment Agreements, if an executive officer is terminated without cause within one year following a change in control, each executive officer is entitled to receive the greater of (i) a pro-rated portion of the annual bonus the executive officer would have received through the date of the change in control (as defined in the Amended Employment Agreements), and (ii) a pro-rated portion of the executive officer’s target annual bonus of 50% of his or her base salary for the year in which employment is terminated. The Committee did not approve bonus payments in respect of 2010 performance under the Plan. If either termination occurred on December 31, 2010, each executive officer would have been entitled to 50% of his or her 2010 base salary.

(4)	Represents twenty-four (24) months of lease payments, automobile insurance and license and registration fees for the severance period and excludes all fuel and mileage expenses incurred.

(5)	Represents twenty-four (24) months of medical, dental, vision, life insurance and short and long-term disability insurance premiums for the severance period.

    In addition to these benefits, Mr. Rogers is entitled to his account balance under the Physicians Formula Holdings, Inc. Nonqualified Deferred Compensation Plan in the event of his retirement or termination of employment, death, disability, or if there is a change in control.

Cash Severance

    The Amended Employment Agreements with our named executive officers provide that upon termination, the executives are generally entitled to receive amounts earned but unpaid during their term of employment. If an executive officer’s employment is terminated without “Cause,” the executive officer will be entitled to receive his or her base salary payable in regular installments as special severance payments for a period of twenty-four (24) months from the date of termination, if and only if the executive officer executes and delivers a general release of all claims against us and our directors, officers and affiliates and only so long as the executive officer does not revoke or breach the provisions of his or her nonsolicitation and confidentiality agreement with us. In addition, the executive officers are entitled to receive benefits continuation for the length of the severance period and a pro-rated bonus payment as described under “—Employment Agreements.”

Under the Amended Employment Agreements, “Cause” means the occurrence of one or more of the following events:
(i)	the conviction of a felony or other crime involve moral turpitude or dishonesty, disloyalty or fraud with respect to us;
(ii)
reporting to work under the influence of alcohol or illegal drugs or the use of illegal drugs or other repeated conduct causing us substantial public disgrace or disrepute or substantial economic harm;

(iii)	substantial and repeated failure to perform his or her duties;
(iv)	breach of the duty of loyalty to us or any act of dishonesty or fraud with respect to us; or
(v)	any material breach of an agreement between the executive officer and Physicians Formula which is not cured within 15 days after written notice thereof.

    Under the Amended Employment Agreements, “Change of Control” means the occurrence of one of the following events:
(i)
if any “person” or “group” as those terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, other than certain exempt persons, acquires 50% or more of our voting securities;

(ii)
during any period of two consecutive years, a majority of our Board of Directors is replaced (other than any new directors whose election or nomination was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election was previously so approved);

(iii)
consummation of a merger or consolidation of us with any other corporation, other than a merger or consolidation (a) which would result in our voting securities outstanding immediately prior to the merger or consolidation continuing to represent more than 50% of the combined voting power of the surviving entity or (b) by which our corporate existence is not affected and following which our Chief Executive Officer and directors retain their positions with us (and constitute at least a majority of the Board); or

(iv)	consummation of a sale or disposition by us of all or substantially all of our assets other than a sale to certain exempt persons.

Stock Options under the 2006 Plan

Stock Options. Under the 2006 Plan, options that are exercisable on the date of termination of a participant’s employment with Physicians Formula generally expire 30 days after the date of termination, so long as the participant does not compete with us during the 30-day period, and options that are not exercisable on the date of termination are forfeited immediately. There are, however, exceptions depending upon the circumstances of termination. In the event of retirement, a participant’s exercisable options will remain so for up to 90 days after the date of retirement, so long as the participant does not compete with us during the 90-day period. The participant’s options that are not exercisable on the date of retirement will be forfeited, unless the Committee determines in its discretion that the options shall become fully vested and exercisable. In the case of a participant’s death or disability, all options will become fully vested and exercisable and remain so for up to 180 days after the date of death or disability, so long as the participant does not compete with us during the 180-day period. In each of the foregoing circumstances, the Board or Committee may elect to further extend the applicable exercise period in its discretion. Upon termination for “Cause,” all options will terminate immediately, whether or not exercisable. If we undergo a “Change in Control” and a participant is terminated from service within one year thereafter, all of the participant’s options will become fully vested and exercisable and remain so for up to one year after the date of termination. In addition, the Committee has the authority to grant options that will become fully vested and exercisable automatically upon a “Change in Control” of Physicians Formula, whether or not the participant is subsequently terminated. The option award agreements pursuant to which options have been awarded to the named executive officers under the 2006 Plan provide that the options will become fully vested and exercisable automatically upon a “Change in Control.”

    Under the 2006 Plan, “Cause” means the occurrence of one or more of the following events:
(i)	conviction of a felony or any crime or offense lesser than a felony involving our property;
(ii)	conduct that has caused demonstrable and serious injury to us, monetary or otherwise;
(iii)	willful refusal to perform or substantial disregard of duties properly assigned, as determined by us; or
(iv)	breach of duty of loyalty to us or other act of fraud or dishonesty with respect to us.

“Change in Control” for purposes of the 2006 Plan means the occurrence of one of the following events:
(i)
if any “person” or “group” as those terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, other than affiliates of Summit Partners and certain other exempt persons, acquires 50% or more of our voting securities;

(ii)
during any period of two consecutive years, a majority of our Board of Directors is replaced (other than any new directors whose election or nomination was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election was previously so approved);

(iii)
consummation of a merger or consolidation of Physicians Formula with any other corporation, other than a merger or consolidation (a) which would result in our voting securities outstanding immediately prior to the merger or consolidation continuing to represent more than 50% of the combined voting power of the surviving entity or (b) by which our corporate existence is not affected and following which our Chief Executive Officer and directors retain their positions with us (and constitute at least a majority of the Board); or

(iv)
consummation of a plan of complete liquidation of Physicians Formula or a sale or disposition of all or substantially all of our assets, other than a sale to affiliates of Summit Partners and certain other exempt persons.

Stock Options under the 2003 Plan

Under the 2003 Plan, if a participant is terminated other than for “Cause,” the participant’s vested and exercisable options remain so for 30 days after the date of termination. If a participant retires, the participant’s vested and exercisable options remain so for 45 days after the date of retirement. Upon death or disability of a participant, the participant’s vested and exercisable options remain so for 90 days after the date of death or disability. All options that are not vested and exercisable on the date of termination of the participants employment will be forfeited as of the date of termination. In the event of a “Sale of the Company,” the Committee or the Board may provide, in its discretion, that the options shall become immediately exercisable by any participants who are employed by us at the time of the “Sale of the Company” and/or that all options shall terminate if not exercised on or prior to the date of the “Sale of the Company.”  The option award agreements pursuant to which options have been awarded to the named executive officers under the 2003 Plan provide that the options will become fully vested and exercisable automatically upon a “Sale of the Company.”

Under the 2003 Plan, “Cause” means if a participant:
(i)	acts in bad faith and to the detriment of Physicians Formula;
(ii)	refuses or fails to act in accordance with any specific direction or order of Physicians Formula or the Board;
(iii)	exhibits in regard to his employment unfitness or unavailability for service, unsatisfactory performance, misconduct, dishonesty, habitual neglect, or incompetence;
(iv)	is convicted of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person; or
(v)	breaches any material term of the 2003 Plan or breaches any other agreement between or among the participant and
Physicians Formula.

“Cause” can also have any other meaning that may be set forth in a participant’s option award agreement. The option award agreements pursuant to which options have been awarded to the named executive officers under the 2003 Plan provide that “Cause” shall have the meaning set forth in their respective employment agreements.

“Sale of the Company” under the 2003 Plan means the sale of Physicians Formula pursuant to which any party or parties (other than Summit Partners, L.P. and/or any of its affiliated investment funds) acquire (i) our capital stock possessing the voting power under normal circumstances to elect a majority of our Board of directors (whether by merger, consolidation or sale or transfer of our capital stock) or (ii) all or substantially all of our assets determined on a consolidated basis.

    2010 Director Compensation

The following table summarizes compensation paid to our non-employee directors in 2010:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Zvi Eiref	35,000	-	27,233	-	-	-	62,233
Padraic L. Spence	30,000	-	4,617	-	-	-	34,617
Charles. J. Hinkaty	30,000	-	6,622	-	-	-	36,622
Thomas E. Lynch	18,750	-	12,798	-	-	-	31,548

(1)
The amounts reflected in the Options Awards column represent the grant date fair value of the awards made during the identified fiscal year, as computed in accordance with FASB ASC Topic 718. Please refer to Note 9 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010 for the relevant assumptions underlying the valuation of our stock options.

Our non-employee directors receive an annual retainer in the amount of $15,000, and committee members receive an additional annual retainer in the amount of $5,000 per committee on which they serve. In addition, the chair of our audit committee receives an annual fee in the amount of $5,000. We also reimburse all directors for reasonable out-of-pocket expenses they incur in connection with their service as directors. Our directors are eligible to receive stock options and other equity-based awards when, as and if determined by the Committee pursuant to the terms of the 2006 Plan.

Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreements

On November 3, 2003, we entered into protection of trade secrets, nonsolicitation and confidentiality agreements with Ingrid Jackel, our Chief Executive Officer, and Jeffrey P. Rogers, our President. On March 8, 2004, we entered into a protection of trade secrets, nonsolicitation and confidentiality agreement with Joseph J. Jaeger, our former Chief Financial Officer. On February 19, 2010, we entered into a protection of trade secrets, nonsolicitation and confidentiality agreement with Jeff M. Berry, our Chief Financial Officer. Pursuant to these agreements, each of Ms. Jackel and Messrs. Rogers, Jaeger and Berry have agreed not to solicit any of our employees, reveal trade secrets (as defined in the agreements) or disclose or use proprietary information (as defined in the agreements) during the period in which he or she is employed by us and for a 12-month period thereafter.

Director Indemnification Agreements

    We enter into an indemnification agreement with each of our directors at the time a director joins our Board.  Pursuant to these director indemnification agreements, we have agreed to indemnify our directors if any of them are made party or threatened to be made party to any proceeding related to their service to the Company (as defined in the director indemnification agreements), subject to exceptions for failure to act in good faith or in a manner the director reasonably believed to be in or not opposed to our best interests, or, in a criminal proceeding, for conduct the director had reasonable cause to believe was unlawful. We have also agreed to obtain and maintain liability insurance on behalf of each of our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Securities Authorized for Issuance under Equity Compensation Plans

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

Beneficial Ownership Table

The following table provides information concerning beneficial ownership of our common stock as of April 8, 2011, by:
·	each of our directors;
·	each of our named executive officers;
·	each person known by us to beneficially own 5% or more of our outstanding common stock; and
·	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 13,589,668 shares of common stock outstanding as of April 8, 2011 and a total of 846,296 common stock options currently exercisable or exercisable by our directors and executive officers as a group within 60 days of April 8, 2011.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 8, 2011 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

	Shares of Common Stock
	Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% or More Beneficial Owners:
Mill Road Capital, LP(1)	3,166,943	22.2%
Diker Management, LLC(2)	2,143,285	15.8
FMR, LLC(3)	1,200,534	8.8
Dimensional Fund Advisors, LP(4)	1,051,742	7.7
Rutabaga Capital Management(5)	992,631	7.3
The Vanguard Group, Inc.(6)	704,560	5.2

Directors and Named Executive Officers:
Ingrid Jackel (7)	575,668	4.1
Jeffery P. Rogers(8)	605,113	4.4
Jeff M. Berry(9)	98,244	*
Zvi Eiref(10)	75,607	*
Padraic L. Spence(11)	123,231	*
Charles J. Hinkaty(12)	23,661	*
Thomas E. Lynch(1)	3,178,263	22.3
All directors and executive officers as a group	4,679,787	34.4

* Less than 1%.

(1)
Information reported is based on a Schedule 13D/A filed on May 3, 2010 by Mill Road Capital, L.P., on which each of Mill Road Capital, L.P. and Mill Road Capital GP LLC reported sole voting and dispositive power over 3,166,943 shares of our common stock, consisting of 2,516,943 shares of common stock held by the fund and a warrant to purchase 650,000 shares of common stock held by the fund. In addition, the shares beneficially owned by Mr. Lynch include 11,320 shares of common stock exercisable within 60 days of April 8, 2011. The address of Mill Road Capital, L.P., Mill Road Capital GP LLC and Messrs. Lynch and Scharfman is 382 Greenwich Avenue, Suite One, Greenwich, Connecticut 06830.

(2)
Information reported is based on a Schedule 13G/A filed on February 14, 2011 by Diker Management, LLC, on which each of Diker GP, LLC, Diker Management, LLC, Charles M. Diker and Mark N. Diker reported shared voting and dispositive power over 2,143,285 shares of our common stock and Diker Micro Value QP Fund LP reported shared voting and dispositive power over 931,381 shares of our common stock.  The address of Diker GP, LLC, Diker Management, LLC, Diker Micro Value QP Fund LP and Messrs. Diker and Diker is 730 Fifth Avenue, 15th Floor, New York, New York 10019.

(3)
Information reported is based on a Schedule 13G/A filed on February 16, 2010 by FMR LLC, on which FMR LLC reported sole dispositive power over 1,200,534 shares of our common stock.  According to the Schedule 13G/A, various persons have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the shares.  The interest of one person, Fidelity Low Priced Stock Fund, an investment company registered under the Investment Company Act of 1940, in the shares amounted to 1,200,534 of our common stock.  The address of FMR LLC is 82 Devonshire Street, Boston, Massachusetts 02109.

(4)
Information reported is based on a Schedule 13G filed on February 11, 2011 by Dimensional Fund Advisors LP, on which Dimensional Fund Advisors LP reported sole voting power and sole dispositive power over 1,036,550 and 1,051,742 shares of our common stock, respectively. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such as investment companies, trusts and accounts, collectively referred to as the "Funds"). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as adviser or sub-adviser to certain funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries possess voting and/or investment power over securities that are owned by the Funds, and may be deemed to be the beneficial owner of our shares of common stock held by the Funds. The address of Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(5)	Information reported is based on a Schedule 13G filed on February 4, 2011 by Rutabaga Capital Management, on which Rutabaga Capital Management reported sole voting power, shared voting power and sole dispositive power over 848,031, 144,600 and 992,631 shares of our common stock, respectively. The address of Rutabaga Capital Management is 64 Broad Street, 3rd Floor, Boston, Massachusetts 02109.

(6)	Information reported is based on a Schedule 13G filed on February 10, 2011 by The Vanguard Group, Inc., on which The Vanguard Group, Inc. reported sole voting power, sole dispositive power and shared dispositive power over 28,400, 676,160 and 28,400 shares of our common stock, respectively. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(7)	Includes options to purchase 494,000 shares of common stock exercisable within 60 das of April 8, 2011.

(8)	Includes options to purchase 189,457 shares of common stock exercisable within 60 days of April 8, 2011.

(9)	Includes options to purchase 85,144 shares of common stock exercisable within 60 days of April 8, 2011.

(10)	Includes options to purchase 36,707 shares of common stock exercisable within 60 days of April 8, 2011.

(11)	Includes options to purchase 16,007 shares of common stock exercisable within 60 days of April 8, 2011.

(12)	Includes options to purchase 13,661 shares of common stock exercisable within 60 days of April 8, 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of Physicians Formula common stock to file reports with the SEC regarding their ownership and changes in ownership of our securities. Based solely on a review of such reports and representations and information provided by our directors and executive officers, we believe that, during fiscal year 2010, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Under the Nasdaq marketplace rules, we are required to conduct an appropriate review of all related party transactions for potential conflict of interest situations on an ongoing basis, and all such transactions must be approved by our audit committee or another independent body of the Board of Directors. Our conflict of interest and code of conduct policy provides that no director or executive officer will knowingly place themselves in a position that would have the appearance of being, or could be construed to be, in conflict with our interests.

    Pursuant to the mandate of its charter, the Nominating and Corporate Governance Committee is responsible for considering questions of possible conflicts of interests involving Board members, senior officers and key employees.  All transactions between us and any of our officers, directors and principal stockholders have been approved by the Nominating and Corporate Governance Committee of the Board.

    On November 6, 2009, we entered into a Senior Subordinated Note Purchase and Security Agreement  (the “Note Purchase Agreement”) with Mill Road Capital, L.P. (“Mill Road”), our largest stockholder. As a part of the transaction, we borrowed $8.0 million from Mill Road and issued a senior subordinated note (the “Senior Subordinated Note”) to Mill Road in that principal amount. This was part of a larger refinancing that included, among other things, entering into a new asset-based revolving credit facility with Wells Fargo Bank, N.A., repayment of our prior senior credit facility with Union Bank, N.A. and the repayment of a short-term bridge debt that we issued to Mill Road on September 4, 2009. The Senior Subordinated Note, as amended, is scheduled to mature on November 6, 2014 and accrues interest at 14% per annum, with 10% per annum payable in cash monthly in arrears on the first day of each calendar month and 4% payable in kind with annual compounding on the first day of each calendar year. We paid closing fees to Mill Road of $222,000 in connection with the issuance of the Senior Subordinated Note, and the amendments thereto. Interest expense related to the Senior Subordinated Note totaled approximately $1.3 million and $236,000 for the years ended December 31, 2010 and 2009, respectively, of which $70,000 and $236,000 was included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2010 and 2009, respectively.

    In addition, as required by the Senior Subordinated Note, on April 30, 2010, we entered into a Common Stock Purchase Warrant Agreement with Mill Road pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of our common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of our common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of our common stock.

Director Independence

The Company requires that a majority of the Company's directors be independent. The Nasdaq Stock Market listing standards require that a majority of the Company's directors be independent and that the Audit, Compensation and Nominating and Corporate Governance Committees be comprised entirely of independent directors. A director will be considered “independent” if he or she meets the requirements of our director independence standards and the independence criteria in the Nasdaq listing standards.

The Board of Directors has affirmatively determined that the following directors have no direct or indirect material relationship with the Company and satisfy the requirements to be considered independent:
·	Zvi Eiref
·	Padraic L. Spence
·	Charles J. Hinkaty
·	Thomas E. Lynch

The Board of Directors has determined that each of the Company's Audit, Compensation and Nominating and Corporate Governance Committees is composed solely of independent directors. Independence for Audit Committee purposes requires compliance with applicable independence rules of the SEC in addition to Nasdaq listing standards. In making the independence determinations for the Board and its committees, the Board reviewed all of the directors' relationships with the Company. This review is based primarily on a review of the responses of all directors to questions regarding employment, business, family, compensation and other relationships with the Company and its management.

None of the members of the Compensation Committee is currently an officer or employee of the Company. No interlocking relationship exists between any member of the Company's Board of Directors or compensation committee of any other company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The Audit Committee has appointed Deloitte & Touche LLP as Physicians Formula’s independent registered public accounting firm for the fiscal year ending December 31, 2011. Stockholders are being asked to ratify the appointment of Deloitte & Touche LLP at the annual meeting pursuant to Proposal No. 2.

The following table shows the fees paid or accrued by Physicians Formula for audit and other services provided by Deloitte & Touche LLP for fiscal years 2010 and 2009:

	2010	2009
Audit Fees(1)	$536,500	$649,355
All Other Fees(2)	2,200	5,400
Total	$538,700	$654,755

(1)
Audit fees represent fees for professional services provided in connection with the audits of our annual financial statements and review of our quarterly reports on Form 10-Q, including services related thereto such as consents and assistance with and review of documents filed with the Securities and Exchange Commission. In addition, the audit fees for 2010 and 2009 include those fees related to the audit of Physicians Formula’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

(2)	All other fees represent a subscription fee for an on-line research service providing access to accounting literature.

The Audit Committee’s policy is to pre-approve all audit and permitted non-audit services by our independent registered public accounting firm. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm and the fees for services performed to date.

All services performed by Physicians Formula’s independent registered public accounting firm in 2010 and 2009 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.  The consolidated financial statements are included in Item 8 of the Company’s Annual Report on Form 10-K filed on March 11, 2011.
(a)(2) Financial Statement Schedules.  All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.
(b) Exhibits. The list of exhibits in the Exhibit Index to this Amendment No. 1 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2011.

PHYSICIANS FORMULA HOLDINGS, INC.

/s/ JEFF M. BERRY
By:	Jeff M. Berry
Its:	Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant. (2)
3.2	Amended and Restated By-laws of the Registrant. (2)
4.1	Specimen Common Stock Certificate. (1)
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

10.22*	Form of option award agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.23*	Form of restricted stock agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.24*	Form of non-qualified option award agreement for Ingrid Jackel, Jeff Rogers and Joseph J. Jaeger under Amended and Restated 2006 Equity Incentive Plan. (8)
10.25*	2007 Bonus Plan. (7)
10.26*	Form of performance award for 2008 under Amended and Restated 2006 Equity Incentive Plan. (6)
10.27*	Stock Repurchase Instruction, dated September 12, 2008, between the registrant and Deutsche Bank Securities, Inc. (9)
10.28	Fourth Amendment to Credit Agreement, dated March 30, 2009, by and among Physicians Formula, Inc., the several banks and other lender from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent. (11)
10.29	Fifth Amendment to Credit Agreement, dated July 29, 2009, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent. (12)
10.30	Term Loan Agreement, dated as of September 4, 2009, between Physicians Formula, Inc., as borrower, and Mill Road Capital, L.P., as lender. (13)
10.31	Term Note, dated as of September 4, 2009, by Physicians Formula, Inc., in favor of Mill Road Capital, L.P. (13)
10.32	Security Agreement, dated as of September 4, 2009, by Physicians Formula, Inc. and subsidiaries of Physicians Formula, Inc. party thereto, in favor of Mill Road Capital, L.P. (13)
10.33	Pledge Agreement, dated as of September 4, 2009, by Physicians Formula Holdings, Inc., in favor of Mill Road Capital, L.P. (13)
10.34	Intercreditor and Subordination Agreement, dated as of September 4, 2009, by and among Mill Road Capital, L.P., Physicians Formula, Inc., Physicians Formula Holdings, Inc., the subsidiaries of Physicians Formula, Inc. party thereto and Union Bank, N.A., as administrative agent. (13)
10.35	Sixth Amendment to Credit Agreement, dated as of September 4, 2009, by and among Physicians Formula, Inc., the several banks and other lenders from time to time parties to the Credit Agreement and Union Bank, N.A., as administrative agent. (13)
10.36	Pledgor Guarantee, dated as of September 4, 2009, by Physicians Formula Holdings, Inc. in favor of Mill Road Capital, L.P. (13)
10.37	Subsidiary Guarantee, dated as of September 4, 2009, by the subsidiaries of Physicians Formula, Inc. party thereto, in favor of Mill Road Capital, L.P. (13)
10.38	Credit and Security Agreement, dated as of November 6, 2009, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (14)
10.39	Revolving Note, dated as of November 6, 2009, by Physicians Formula, Inc., in favor of Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (14)

E-1

Exhibit Number	Description
10.40	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula Holdings, Inc. to Wells Fargo Bank, National Association. (14)
10.41	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula Cosmetics, Inc. to Wells Fargo Bank, National Association. (14)
10.42	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula DRTV, LLC to Wells Fargo Bank, National Association. (14)
10.43	Security Agreement, dated as of November 6, 2009, between Physicians Formula Holdings, Inc. and Wells Fargo Bank, National Association. (14)
10.44	Security Agreement, dated as of November 6, 2009, between Physicians Formula Cosmetics, Inc. and Wells Fargo Bank, National Association. (14)
10.45	Security Agreement, dated as of November 6, 2009, between Physicians Formula DRTV, LLC and Wells Fargo Bank, National Association. (14)
10.46	General Security Agreement, dated as of November 6, 2009, by Physicians Formula, Inc. to and in favor of Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (14)
10.47	Senior Subordinated Note Purchase and Security Agreement, dated as of November 6, 2009, among Physicians Formula, Inc., as borrower, the guarantors party thereto and Mill Road Capital, L.P. (14)
10.48	Senior Subordinated Note, dated as of November 6, 2009, by Physicians Formula, Inc., in favor of Mill Road Capital, L.P. (14)
10.49	Guarantor Security Agreement, dated as of November 6, 2009, by and among Physicians Formula Holdings, Inc., Physicians Formula Cosmetics, Inc., Physicians Formula DRTV, LLC and Mill Road Capital, L.P. (14)
10.50	Intercreditor Agreement, dated as of November 6, 2009, by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, Mill Road Capital, L.P., Physicians Formula, Inc. and the guarantors party thereto. (14)
10.51	First Amendment to Senior Subordinated Note Purchase and Security Agreement, dated as of February 3, 2010, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender. (15)
10.52	Second Amendment to Senior Subordinated Note Purchase and Security Agreement, dated April 30, 2010, by and among Physicians Formula, Inc., as borrower, Physicians Formula Holdings, Inc., as guarantor, and Mill Road Capital, L.P., as lender. (17)
10.53	Common Stock Purchase Warrant, dated April 20, 2010, between Physicians Formula Holdings, Inc. and Mill Road Capital, L.P. (17)
10.54	Third Amendment to Senior Subordinated Note Purchase and Security Agreement, dated June 3, 2010, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender. (18)
10.55	First Amendment to the Credit and Security Agreement, dated as of June 29, 2010, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (19)
10.56**	Amendment to the Credit and Security Agreement, dated December 21, 2010, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division.
10.57	Second Amendment to Credit and Security Agreement, dated as of February 28, 2011, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (20)
10.58	Fourth Amendment to Senior Subordinated Note Purchase and Security Agreement, dated as of February 28, 2011, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender. (20)
21.1	Subsidiaries of the Registrant. (10)
23.1**	Consent of Deloitte & Touche LLP.
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Jeff M. Berry, Interim Chief Financial Officer.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________
(1)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136913) filed on November 7, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2006 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on July 10, 2008 and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on September 12, 2008 and incorporated by reference herein.
(5)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on December 8, 2008 and incorporated by reference herein.
(6)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on May 8, 2008 and incorporated by reference herein.
(7)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on March 12, 2007 and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Form 10-K (File No. 001-33142) for the year ended December 31, 2006 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2008 and incorporated herein by reference.
(10)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-141678) and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on March 31, 2009 and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on August 4, 2009 and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on September 11, 2009 and incorporated by reference herein.
(14)	Filed as an exhibit to the Registrant's Form 10-Q (File No. 001-33142) for the period ended September 30, 2009 and incorporated herein by reference.
(15)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on February 4, 2010 and incorporated by reference herein.
(16)	Filed as an exhibit to the Registrant's Form 10-K (File No. 001-33142) for the year ended December 31, 2009 and incorporated herein by reference.
(17)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on May 3, 2010 and incorporated by reference herein.
(18)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on June 8, 2010 and incorporated by reference herein.
(19)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on July 6, 2010 and incorporated by reference herein.
(20)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on March 3, 2011 and incorporated by reference herein.
*	Indicates management contract or compensatory plan or arrangement.
**	Previously filed.

E-2