Form 10-Q
period 2011-03-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2011-05-06
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 3, 2011, was 13,589,668.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3	$110
Accounts receivable, net of allowance for doubtful accounts of $1,081 and $1,131 as of March 31, 2011 and December 31, 2010, respectively	25,044	24,394
Inventories	23,569	23,305
Prepaid expenses and other current assets	1,877	2,234
Income taxes receivable	228	294
Deferred tax assets, net	7,903	7,649
Total current assets	58,624	57,986

PROPERTY AND EQUIPMENT, NET	3,046	3,056
OTHER ASSETS, NET	6,251	5,480
INTANGIBLE ASSETS, NET	31,810	32,251
TOTAL ASSETS	$99,731	$98,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,198	$9,061
Accrued expenses	2,661	2,834
Trade allowances	10,603	6,293
Sales returns reserve	8,150	10,700
Income taxes payable	459	535
Line of credit borrowings	842	1,406
Total current liabilities	30,913	30,829

DEFERRED TAX LIABILITIES, NET	8,814	8,738
RELATED PARTY LONG-TERM DEBT, net of unamortized discount of $821 and $854 as of March 31, 2011 and December 31, 2010, respectively	7,641	7,525
OTHER LONG-TERM LIABILITIES	519	503
Total liabilities	47,887	47,595

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value—50,000,000 shares authorized, 13,589,668 shares issued and outstanding at March 31, 2011 and December 31, 2010	136	136
Additional paid-in capital	62,145	61,930
Accumulated deficit	(10,437)	(10,888)
Total stockholders’ equity	51,844	51,178
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$99,731	$98,773
See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended
	March 31,
	2011	2010
NET SALES	$21,138	$22,966
COST OF SALES	10,870	12,995
GROSS PROFIT	10,268	9,971
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,819	8,623
INCOME FROM OPERATIONS	1,449	1,348
INTEREST EXPENSE, NET	595	661
OTHER INCOME	(12)	(10)
INCOME BEFORE PROVISION FOR INCOME TAXES	866	697
PROVISION FOR INCOME TAXES	415	177
NET INCOME	$451	$520

NET INCOME PER COMMON SHARE:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,589,668	13,589,668
Diluted	14,843,060	14,058,710
See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$451	$520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,194	1,114
Exchange rate loss (gain)	12	(27)
Deferred income taxes	(178)	204
Provision for bad debts	24	(47)
Amortization of debt discount and debt issuance costs	195	174
Stock-based compensation expense	202	279
Payment in kind interest	84	80
Changes in assets and liabilities:
Accounts receivable	(686)	2,321
Inventories	(251)	78
Prepaid expenses and other current assets	357	713
Accounts payable	(940)	18
Accrued expenses, trade allowances and sales returns reserve	1,587	(2,515)
Income taxes receivable/payable	(10)	(44)
Other long-term liabilities	2	(19)
Net cash provided by operating activities	2,043	2,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of $177 and ($21) non-cash capital expenditures for the three months ended March 31, 2011 and 2010, respectively	(469)	(55)
Other assets, net of ($254) non-cash retail permanent fixture expenditures for the three months ended March 31, 2011	(1,115)	(821)
Net cash used in investing activities	(1,584)	(876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on line of credit	(564)	(1,930)
Debt issuance costs	(2)	(394)
Net cash used in financing activities	(566)	(2,324)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(107)	(351)
CASH AND CASH EQUIVALENTS—Beginning of period	110	3,797
CASH AND CASH EQUIVALENTS—End of period	$3	$3,446

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$311	$492
Cash paid for income taxes, net	$599	$37
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

The Company develops, markets, manufactures and distributes innovative, premium-priced cosmetic products for the mass market channel. The Company’s products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS and Rite Aid.

The accompanying condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2011, its results of operations for the three months ended March 31, 2011 and 2010 and its cash flows for the three months ended March 31, 2011 and 2010. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Concentration of Credit Risk.  Certain financial instruments subject the Company to concentration of credit risk. These financial instruments consist primarily of accounts receivable. The Company regularly reevaluates its customers’ ability to satisfy credit obligations and records a provision for doubtful accounts based on such evaluations. Significant customers that accounted for more than 10% of gross sales are as follows:

	Three Months Ended
	March 31,
	2011	2010
Customer A	34%	31%
Customer B	23%	22%
Customer C	10%	13%

Two customers individually accounted for 10% or more of gross accounts receivable and together accounted for 60.7% of gross accounts receivable at March 31, 2011.  Three customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 62.9% of gross accounts receivable at March 31, 2010.

Fair Value Measurements.  The Company’s financial instruments are primarily composed of cash and cash equivalents, accounts receivable, restricted investments, accounts payable, line of credit borrowings and related party long-term debt. The fair value of cash and cash equivalents, accounts receivable, accounts payable and line of credit borrowings closely approximates their carrying value due to their short maturities. Additionally, the fair value of the line of credit borrowings is estimated based on reference to market prices and closely approximates its carrying value.

The valuation techniques required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 820, are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

•	Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

The use of observable market inputs (quoted market prices) is required when measuring fair value and requires Level 1 quoted prices to be used to measure fair value whenever possible. The Company’s restricted investments are classified within Level 1 of the fair value hierarchy and are based on quoted market prices in active markets (see Note 4 for further details).

The fair value of the Company’s related party long-term debt was approximately $8.5 million at March 31, 2011 and is classified within Level 3 of the fair value hierarchy (see Note 6, Financing Arrangements, for further details).

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

2.  NET INCOME PER COMMON SHARE

Basic net income per common share is computed as net income divided by the weighted-average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur from the exercise of outstanding stock options and warrants and is computed by dividing net income by the weighted-average number of common shares outstanding for the period plus the dilutive effect of outstanding stock options and warrants, if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options and warrants, calculated using the treasury stock method (in thousands, except share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income	$451	$520
Denominator:
Weighted-average number of common shares—basic	13,590	13,590
Effect of dilutive stock options	644	469
Effect of dilutive warrants	609	—
Weighted-average number of common shares—diluted	14,843	14,059
Net income per common share:
Basic	$0.03	$0.04
Diluted	$0.03	$0.04

Stock options for the purchase of approximately 546,000 and 1,436,458 shares of common stock were excluded from the above calculation during the three months ended March 31, 2011 and 2010, respectively, as the effect of those options was anti-dilutive.

3.  INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials and components	$11,890	$11,586
Finished goods	11,679	11,719
Total	$23,569	$23,305

4.  OTHER ASSETS

Other assets consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Retail permanent fixtures, net of accumulated amortization of $2,738 and $2,287 as of March 31, 2011 and December 31, 2010, respectively	$4,057	$3,343
Capitalized debt issuance costs, net of accumulated amortization of $970 and $807 as of March 31, 2011 and December 31, 2010, respectively	1,334	1,489
Restricted investments	289	276
Deposits	381	176
Income taxes receivable	112	112
Other	78	84
Total	$6,251	$5,480

Retail permanent fixtures are permanent fixtures for the display of the Company's products at certain of the Company's retail customer stores. The Company incurred costs for retail permanent fixtures of $1.2 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. These retail permanent fixtures are being placed in service in connection with the retail customers’ resets of selling space and are recorded at cost. These costs are amortized over a period of three years. Amortization expense was $451,000 and $317,000 for the three months ended March 31, 2011 and 2010, respectively. Amortization of retail permanent fixtures is expected to be approximately $1.4 million for the remainder of 2011, $1.1 million for 2012 and $521,000 for 2013. As of March 31, 2011, approximately $1.1 million of retail permanent fixtures have not been placed into service.

The Company incurred costs of $2.3 million during late 2009 associated with obtaining its senior revolving credit facility with Wells Fargo and its senior subordinated loan from Mill Road Capital, and the amendments thereto (see Note 6, Financing Arrangements, for further details). These costs are being amortized over the life of the related debt obligations as an additional component of interest expense and are expected to be fully amortized by November 6, 2014.

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which funds the non-qualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value. Unrealized gains related to these investments were $12,000 and $8,000 for the three months ended March 31, 2011 and 2010, respectively.

5.  INTANGIBLE ASSETS

Definite-lived intangible assets consisted of the following (in thousands):

	March 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patents	$8,699	$(4,301)	$4,398	$8,699	$(4,157)	$4,542
Distributor relationships	23,701	(8,789)	14,912	23,701	(8,492)	15,209
Total	$32,400	$(13,090)	$19,310	$32,400	$(12,649)	$19,751

Amortization expense was $441,000 for each of the three month periods ended March 31, 2011 and 2010. Amortization of intangibles will be approximately $1.3 million for the remainder of 2011 and approximately $1.8 million in each of the next five years.

Indefinite-lived intangible assets consist exclusively of trade names and had a carrying amount of $12.5 million as of March 31, 2011 and December 31, 2010. The Company evaluates indefinite-lived intangible assets for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. During the second quarter of 2010, the Company tested trade names for impairment and, based on the analysis, an impairment charge was not recorded as the fair value of the trade names exceeded their carrying value. The Company did not identify any events or circumstances that would require completion of an impairment analysis as of March 31, 2011 and will complete the annual impairment test during the second quarter of 2011.

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

The Physicians Formula trade name has been used since 1937 and is a recognized brand within the cosmetics industry. It is management’s intent to leverage the Company’s trade names indefinitely into the future. The Company will continue to monitor operational performance measures and general economic conditions. A continued downward trend could result in our recognizing an impairment charge of the Physicians Formula trade name in connection with a future impairment test.

6.  FINANCING ARRANGEMENTS

New Senior Credit Agreement

Physicians is a party to a senior credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which replaced Physicians’ previous asset-based revolving credit facility (the “old revolving credit facility”) with Union Bank, N.A. (“Union Bank”).

The maximum amount available for borrowing under the Credit Agreement is equal to the lesser of $25.0 million and a borrowing base formula equal to: (i) 65% or such lesser percentage of eligible accounts receivable as Wells Fargo in its discretion as an asset-based lender may deem appropriate; plus (ii) the least of (1) $14.0 million and (2) the sum of specified percentages (or such lesser percentages as Wells Fargo in its discretion as an asset-based lender may deem appropriate) of each of the following items of eligible inventory (as defined in the Credit Agreement): (A) eligible inventory consisting of finished goods that are fully packaged, labeled and ready for shipping, not to exceed 65% of such eligible inventory, (B) eligible inventory consisting of semi-finished goods which are ready for packaging and shipping, not to exceed $4.0 million, (C) eligible inventory consisting of raw materials, not to exceed $1.5 million, (D) eligible inventory consisting of blank components, not to exceed $1.0 million and (E) eligible inventory consisting of returned items, not to exceed $0.75 million; plus (iii) the cash balance in a certain Canadian concentration account; less (iv) a working capital reserve of $1.0 million, as such amount may be adjusted by Wells Fargo from time to time, and a borrowing base reserve that Wells Fargo establishes from time to time in its discretion as a secured asset-based lender; less (v) indebtedness owed to Wells Fargo other than indebtedness outstanding under the new revolving credit facility. Availability under the Credit Agreement is reduced by outstanding letters of credit.

Floating rate borrowings under the Credit Agreement accrue interest at a daily rate equal to the three-month LIBOR plus 3.5% and fixed rate borrowings accrue interest at a fixed rate equal to the three-month LIBOR plus 3.5% on the date of borrowing. Interest on floating rate borrowings is payable monthly in arrears and interest on fixed rate borrowings are payable upon the expiration of the fixed rate term, subject to minimum monthly interest payments in the amount of $25,000. Under the Credit Agreement, Physicians is required to pay to Wells Fargo an unused credit line fee equal to 0.5% per annum and various other fees associated with cash management and other related services. Physicians may at any time reduce the maximum amount available for borrowing or terminate the facility prior to the scheduled maturity date by paying breakage fees equal to 3% of the maximum amount of the new revolving credit facility or the amount of the reduction in the credit facility, as applicable, decreasing to 0.5% after November 6, 2011.

Under the Credit Agreement, all payments to Physicians and its subsidiaries are required to be deposited into a lock-box account provided by Wells Fargo, except that payments in connection with the Company’s Canadian operations may be deposited into a lock-box account with Royal Bank of Canada. Any amounts deposited into a lock-box account with Wells Fargo will be swept to a collection account to be applied to repay the outstanding borrowings under the new revolving credit facility. If the balance in Physicians’ Canadian account at any time exceeds Canadian $2.0 million, Physicians must, within 10 days after such occurrence, transfer the excess amount to the collection account to repay borrowings under the new revolving credit facility. In addition, at any time, Physicians may transfer amounts out of the Canadian accounts to repay borrowings under the new revolving credit facility or, so long as no event of default exists, pay costs and expenses incurred in connection with the Company’s Canadian operations from its Canadian operating account.

The Credit Agreement requires the Company to comply with a monthly minimum book net worth covenant and a quarterly minimum Adjusted EBITDA (as defined below) covenant. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $4.5 million for the year ending December 31, 2011. As of March 31, 2011, the Company held no assets aside from its investment in Physicians. The Credit Agreement also contains customary events of default, including a change of control of Physicians. As of March 31, 2011, the Company was in compliance with the covenants contained in the Credit Agreement (see further details below).

On June 29, 2010, Physicians entered into an amendment to the Credit Agreement (the “First Amendment”) to reduce the minimum Adjusted EBITDA covenant for the 12 months ended June 30, 2010 by $850,000, to $11.0 million from $11.85 million. All other covenants, including the book net worth covenant, the maximum capital expenditure covenant and the other 2010 minimum Adjusted EBITDA covenants, were not modified. In connection with the First Amendment, the Company paid Wells Fargo a fee of $10,000 and related expenses. The Company was required to negotiate with Wells Fargo and establish its financial covenants that would apply to periods after December 31, 2010. On December 21, 2010, Physicians and Wells Fargo agreed to extend the deadline for negotiating and establishing these future financial covenants to February 28, 2011.

On February 28, 2011, Physicians entered into another amendment to the Credit Agreement (the “Second Amendment”) with Wells Fargo to establish financial covenants that will apply to periods after December 31, 2010, including the Company’s minimum book net worth covenant, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ending March 31, 2011, the Company is required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 12-month and 6-month period basis. The Second Amendment also requires the Company to negotiate with Wells Fargo and establish, no later than April 30, 2012, its financial covenants that will apply to future periods not covered by this amendment.

The Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350. The Credit Agreement requires that the Company has a minimum book net worth of $48.0 million as of March 31, 2011.  As of March 31, 2011, the Company was in compliance with such covenant.  The Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to the Company’s inventory reserves for obsolete, excess, or slow moving inventory. The Credit Agreement requires the Company to maintain a minimum Adjusted EBITDA of at least $4.9 million for the 12 months ended March 31, 2011 and at least $1 for the six months ended March 31, 2011. As of March 31, 2011, the Company was in compliance with such covenants.

The Credit Agreement and the Note Agreement with respect to the Company’s Senior Subordinated Note (discussed below under “Senior Subordinated Note”) contain provisions that could result in the acceleration of maturity of the indebtedness and entitle the lenders to exercise remedies upon an event of default, including a default of the financial covenants. There is no assurance that the Company would receive waivers should it not meet its financial covenant requirements.  Even if the Company is able to obtain a waiver, in connection with negotiating a waiver, it may be required to agree to other changes in the senior credit agreement including increased interest rates, tighter covenants or lower availability thresholds or pay a fee for such waiver. If the Company is not able to comply with the new financial covenants in the Credit Agreement and it is unable to obtain waivers, the Company would need to obtain additional sources of liquidity; however, given the current state of the worldwide credit markets, there can be no assurance that the Company will be able to obtain additional sources of liquidity on terms acceptable to it, or at all.

Borrowings under the new revolving credit facility are guaranteed by both the Company and the domestic subsidiaries of Physicians and are secured by (i) a pledge of the capital stock of Physicians and its subsidiaries and (ii) substantially all of the assets of the Company and its subsidiaries.

As of March 31, 2011 and December 31, 2010, there was $842,000 and $1.4 million outstanding under the new revolving credit facility, respectively, at interest rates of 3.875% and 3.80%, respectively. As of March 31, 2011 and December 31, 2010, there were no outstanding letters of credit and $18.8 million and $15.8 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, the Company classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

Senior Subordinated Note

Physicians, along with the Company and certain guarantor subsidiaries, is party to a Senior Subordinated Note Purchase and Security Agreement (the “Note Agreement”) with Mill Road Capital, L.P. (“Mill Road”) which is reported as Related Party Long-Term Debt on the accompanying condensed consolidated balance sheets. Pursuant to the Note Agreement, Physicians issued a senior subordinated note to Mill Road in an aggregate principal amount equal to $8.0 million (the “Senior Subordinated Note”). An amendment entered into in April 2010 extended the maturity date of the Senior Subordinated Note from May 2013 to November 2014 and reduced the interest rate from 19% to 14% per annum, as more fully described below. Interest expense related to the Senior Subordinated Note totaled approximately $293,000 and $382,000 for the three months ended March 31, 2011 and 2010, respectively.

Subject to the terms of the Credit Agreement, the Senior Subordinated Note may be redeemed in whole or in part prior to November 6, 2011 at an amount equal to 104% of the aggregate principal amount of the outstanding Senior Subordinated Note, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012.  In addition, Physicians must make an offer to redeem the Senior Subordinated Note upon a change of control of Physicians at the then applicable redemption price.  The Company is required to comply with substantially the same covenants under the Note Agreement that it is required to comply with under the Credit Agreement.  In addition, the events of default under the Note Agreement are substantially the same as the events of default under the Credit Agreement.  The Senior Subordinated Note is guaranteed by the Company and Physicians’ subsidiaries and is secured by a first lien on certain intellectual property and a second lien on substantially all of the other assets of the Company and its subsidiaries and pledges of the stock of Physicians and its subsidiaries.  The value of the collateral subject to these liens is limited to the lesser of 10% of the value of the assets of Physicians Formula Holdings, Inc. and its subsidiaries and 10% of the value of all outstanding common stock of Physicians Formula Holdings, Inc. as of November 6, 2009 (the “10% Cap”).  Pursuant to an intercreditor agreement entered into between Physicians, Mill Road and Wells Fargo in connection with the Credit Agreement and Note Agreement (the “Intercreditor Agreement”), the Senior Subordinated Note is subordinate in right of payment to the prior paying of all obligations under the Credit Agreement, and the liens securing the obligations under the Note Agreement are junior and subordinate to the liens securing the obligations under the Credit Agreement (except for first liens on certain intellectual property). In addition, the Intercreditor Agreement prohibits certain amendments to the Note Agreement without the consent of Wells Fargo and prohibits certain amendments to the Credit Agreement without the consent of Mill Road.

In connection with the issuance of the Senior Subordinated Note, Mill Road agreed that, until September 30, 2012, it would not acquire more than 35% of the Company’s common stock or seek to elect anyone to the Company’s board of directors (the “Board”) (other than the one director it is entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board. These restrictions will be released if the Company receives a bid for the acquisition of the Company (other than from Mill Road or its affiliates).

As required under the Note Agreement, the Company sought stockholder approval in order to comply with the Nasdaq shareholder approval requirements and to satisfy certain sections of the Delaware General Corporation Law, because Mill Road is an “interested stockholder” for purposes of the statute.  Because Mill Road is an interested stockholder, the Company was required to obtain the vote of 66 2/3% of the outstanding common stock not owned by Mill Road to approve the transactions.  At the special meeting of the stockholders held on April 28, 2010, the stockholders approved, by the requisite margin, both a Second Amendment to the Senior Subordinated Note (the “Second Note Amendment”) and the issuance of warrants to Mill Road.

On April 30, 2010, Physicians, the Company, the subsidiaries of Physicians and Mill Road entered into the Second Note Amendment. Under the Second Note Amendment, Mill Road agreed to reduce the interest rate on the Senior Subordinated Note from 19% per annum (15% payable in cash monthly and 4% payable in kind with quarterly compounding) to 14% per annum (10% payable in cash monthly and 4% payable in kind with annual compounding) and to extend the maturity of the Senior Subordinated Note by 18 months to November 6, 2014. The prepayment premium for an optional redemption was also amended so that if the Senior Subordinated Note is redeemed on or after November 6, 2011 and prior to November 6, 2012, the prepayment premium would be 102%, decreasing to 101% if redeemed on or after November 6, 2012 and prior to November 6, 2013 and decreasing to 100% if redeemed on or after November 6, 2013. In addition, the existing limit on the amount of collateral securing the Senior Subordinated Note was removed.

As required by the Note Purchase Agreement and as consideration for the reduction in interest payments, on April 30, 2010, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of the Company's common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of the Company’s common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company’s common stock.

On June 3, 2010, Physicians, the Company, the subsidiaries of Physicians and Mill Road entered into a third amendment to the Senior Subordinated Note (the “Third Note Amendment”). Pursuant to the Third Note Amendment, Mill Road has the right to nominate one individual to serve as a member of the Board so long as (A) the outstanding principal amount under the Senior Subordinated Note is no less than $2.0 million and Mill Road owns shares of, or securities convertible into, or exercisable for, capital stock of the Company, or (B) Mill Road owns no less than 5% of the issued and outstanding capital stock of the Company (on a fully diluted basis) and any part of the Senior Subordinated Note is outstanding. In addition, in the Third Note Amendment, the Company agreed to (i) increase the size of the Board and appoint Mill Road’s nominee to the Board, and (ii) recommend to the Company’s stockholders that Mill Road’s nominee to the Board be elected to the Board at the annual meetings of stockholders (clauses (i) and (ii) together, the “Company Obligations”), in each case so long as the conditions in clauses (A) or (B) of the immediately preceding sentence are met. Prior to the Third Note Amendment, Mill Road had the right to nominate one individual to serve as a member of the Board and the Company had an obligation to perform the Company Obligations, in each case so long as the Senior Subordinated Note was outstanding.

On February 28, 2011, Physicians, the Company, the subsidiaries of Physicians and Mill Road entered into the fourth amendment to the Senior Subordinated Note (the “Fourth Note Amendment”). The Fourth Note Amendment establishes the Company’s financial covenants that will apply to periods after December 31, 2010, including its minimum book net worth covenant, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ended March 31, 2011, the Company is required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 6-month period basis. The Company’s financial covenants with Mill Road reflect an approximate 20% cushion from those of Wells Fargo. As of March 31, 2011, the Company was in compliance with such covenants. The Fourth Note Amendment also required the Company to negotiate with Mill Road, no later than April 30, 2012, its financial covenants that will apply to future periods not covered by this amendment.

In connection with the Credit Agreement, the Senior Subordinated Note and the amendments thereto, the Company incurred total costs of $2.3 million associated with these agreements, which included $250,000 and $222,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

The issuance of the warrants and reduction in interest payments has been accounted for as a partial conversion of the required payments under the Note Purchase Agreement for equity interests under ASC 470-20. ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuer’s borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense.

The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Additionally, during 2010, the Company recorded the income tax effect of the debt discount of $332,000 to additional paid-in-capital, as a reduction of the $940,000 recorded above, and established a corresponding deferred income tax liability. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $293,000 and $382,000 for the three months ended March 31, 2011 and 2010, respectively. Interest expense related to amortization of the debt discount was $33,000 for the three months ended March 31, 2011.

Long-term debt and the equity component of the Senior Subordinated Note as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Senior Subordinated Note	$8,378	$8,130
Unamortized discount	(821)	(854)
Accrued payable in kind interest	84	249
Net carrying value of Senior Subordinated Note	$7,641	$7,525

The estimated fair value of the Senior Subordinated Note, based on publicly traded debt of comparable companies with similar features, was approximately $8.5 million compared to its carrying value of $7.6 million at March 31, 2011.

7.  COMMITMENTS AND CONTINGENCIES

Litigation

The Company is involved in various lawsuits in the ordinary course of business.  In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s condensed consolidated interim financial statements.

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

The shallow soils and groundwater below the Company’s City of Industry facilities were contaminated by the former operator of the property. The former operator performed onsite cleanup, and the Company anticipates that it will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, the Company believes the cost, which the Company is not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to the Company in the past, and which the Company believes remain financially able to supply such indemnification.

The facilities are located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. The Company, along with many others, was named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). The Company entered into a settlement with another PVOU PRP, pursuant to which, in return for a payment the Company had already made and had been fully indemnified for by a third party, the other PRP indemnified the Company against most claims for PVOU contamination. A court approved and entered a consent decree among the other PRP, the Company and the EPA that resolves the Company’s liability for cleanup of regional groundwater contamination without any payment by the Company to the EPA. Depending on the scope and duration of the cleanup, the Company may be required to make further payments to the other PRP for regional groundwater remediation costs. The Company estimates the amount of such additional payments, if any, would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. The Company expects any such additional payments by the Company to be covered by indemnities given to the Company by other companies. Those companies may contest their indemnity obligation for these payments. The Company believes the companies are financially able to pay the liability. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims.

The Company believes its liability for these contamination matters and related claims is substantially covered by third-party indemnities, has been resolved by prior agreements and settlements, and any costs or expenses associated therewith will be borne by prior operators of the facilities, their successors and their insurers. The Company is attempting to recoup approximately $766,000 in defense costs from one of these indemnitors. These costs have been expensed as paid by the Company and are not recorded in the accompanying condensed consolidated balance sheets.

8.  EQUITY AND STOCK OPTION PLANS

On April 30, 2010, in connection with the Second Note Amendment, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road Capital, L.P. pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of the Company's common stock at an exercise price of $0.25 per share. As of March 31, 2011, no warrants have been issued. See Note 6, Financing Arrangements, for a detailed discussion.

2006 Equity Incentive Plan

In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of March 31, 2011, a total of 537,110 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors.

2003 Stock Option Plan

In November 2003, the Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”) and reserved a total of 2,500,000 shares for grants under the 2003 Plan. The 2003 Plan provides for the issuance of stock options for common stock to executives and other key employees. The options generally have a 10-year life and vest over a period of time ranging from 24 months to 48 months. Options granted under the 2003 Plan were originally granted as time-vesting options and performance-vesting options. The original time-vesting options vest in equal annual installments over a four-year period. In connection with the Company’s initial public offering during 2006, of the 713,334 performance-vesting options then outstanding, 550,781 of such options were amended to accelerate the vesting, 296,140 of these options were exercised and the remaining 162,553 performance-vesting options were converted to time-vesting options that vested in equal monthly installments over a two-year period through November 2008.

Options are granted with exercise prices not less than the fair value on the date of grant, as determined by the Board of Directors, based on the closing price on the grant date.

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2011	1,868,208	$5.39		136,681	$0.10
Cancelled	(714)	2.30		—	—
Forfeited	(286)	2.30		—	—
Options outstanding—March 31, 2011	1,867,208	$5.39	$(1,351,000)	136,681	$0.10	$625,000
Vested and expected to vest—March 31, 2011	1,867,208	$5.39	$(1,351,000)	136,681	$0.10	$625,000

There were no stock option grants during the three months ended March 31, 2011. The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the three months ended March 31, 2010 utilizing the following weighted-average assumptions:

Risk-free interest rate	2.5%
Volatility	48.3%
Dividend rate	None
Life in years	4.9

The risk-free interest rate is based-upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate is based on companies of similar growth and maturity and the Company’s peer group in the industry in which it does business. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. The expected life of the Company’s stock options represents management’s best estimate based upon historical and expected trends in the Company’s stock option activity.

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2011	1,113,597	$7,599,500				136,681	$14,000
Vested	84,265	511,000				-	-
Forfeited	(286)	(1,000)				-	-
March 31, 2011	1,197,576	$8,109,500	$6.77	5.7 years	$(2,517,000)	136,681	$14,000	$0.10	2.6 years	$625,000

As of March 31, 2011, the options outstanding under the 2006 Plan and 2003 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 6.5 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

	Number of Options	Weighted- Average Grant Date Fair Value
January 1, 2011	754,611	$1.60
Vested	(84,265)	3.07
Cancelled	(714)	1.07
March 31, 2011	669,632	1.41

The total fair value of options that vested during the three months ended March 31, 2011 and 2010 was $259,000 and $301,000, respectively.

As of March 31, 2011, total unrecognized estimated compensation cost related to non-vested stock options was approximately $936,000, which is expected to be recognized over a weighted-average period of approximately 2.3 years. There were no exercises of stock options during the three months ended March 31, 2011 and 2010.

The Company recognized $222,000 and $297,000 of pre-tax, non-cash, share-based compensation expense for the three months ended March 31, 2011 and 2010, respectively.  Non-cash, share-based compensation cost of $20,000 was a component of cost of sales and $202,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2011. Non-cash share-based compensation cost of $19,000 was a component of cost of sales and $278,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2010. The Company recognized a related tax benefit of $91,000 and $121,000 for the three months ended March 31, 2011 and 2010, respectively.  The Company capitalized non-cash share-based compensation expense of $13,000 and $19,000 in inventory for the three months ended March 31, 2011 and 2010, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits, if any, are classified as financing cash flows.

9.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States and Canada. As of March 31, 2011, the Company had total assets of $2.3 million located in Canada, or 2.3% of the Company’s total assets, including approximately $1.1 million of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
United States	$18,610	$20,088
Canada	2,387	2,858
Australia and other	141	20
	$21,138	$22,966

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Overview of U.S. Market Share Data

Based on retail sales data provided by ACNielsen, our approximate dollar share of the masstige market, as defined below, was 6.0% for the 52 weeks ended April 16, 2011 compared to 7.1% for the same period in the prior year. This represents a 15% decrease in our share of the masstige market, which was primarily driven by the loss of a major customer in the second quarter of 2009. The overall dollar sales for the masstige market increased 1% during this period.

The Company defines the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L'Oreal, Max Factor, Neutrogena, Revlon, OPI, Borghese and Iman. ACNielsen is an independent research entity and its data does not include retail sales from Wal-Mart, the Company’s largest customer, and Canada. In addition, ACNielsen’s data is based on sampling methodology and such data which is extrapolated from samples may not be precise. The Company’s estimates have been based on information obtained from our customers, trade and business organizations and other contacts in the market in which the Company operates, as well as management’s knowledge and experience in the market in which the Company operates.

Seasonality

Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. For example, as a result of this seasonality, our net sales for the second and third quarters are generally lower than the net sales for the first and fourth quarters of the year. Our quarterly results of operations may fluctuate as a result of a variety of reasons, including the timing of new product introductions, product discontinuances, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure as of the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, returns, trade allowances, inventories, goodwill and other intangible assets, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of inherently uncertain matters that are included within these accounting policies could result in a significant change to the information presented in the condensed consolidated financial statements. We believe that the estimates and assumptions that are among those most important to gain an understanding of our condensed consolidated financial statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	51.4	56.6
Gross profit	48.6	43.4
Selling, general and administrative expenses	41.7	37.5
Income from operations	6.9	5.9
Interest expense, net	2.8	2.9
Other income	(0.1)	—
Income before provision for income taxes	4.2	3.0
Provision for income taxes	2.0	0.8
Net income	2.2%	2.2%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net Sales.  Net sales includes revenue recognized from product sales, less estimates for returns and trade allowances. Net sales decreased $1.8 million, or 8.0%, to $21.1 million for the three months ended March 31, 2011 from $23.0 million for the three months ended March 31, 2010. These results were driven by an increase in gross sales mainly due to higher volume and average sale price of our eye products, which was more than entirely offset by an increase in trade spending and an increase in our provision for returns.

Our provision for trade allowances with retailers increased $3.2 million, or 39.5%, to $11.3 million for the three months ended March 31, 2011 from $8.1 million for the three months ended March 31, 2010. The increase was primarily due to a $1.4 million increase in cooperative advertising and a $1.3 million increase in retail marketing, which were implemented to increase brand awareness and trial of our 2011 new products. Also contributing to the increase was a $805,000 increase in markdowns, partially offset by a $356,000 decrease in coupon expense and a $88,000 decrease in cash discounts and miscellaneous allowances.

Our provision for returns increased $126,000, or 4.3%, to $3.1 million for the three months ended March 31, 2011 from $3.0 million for the three months ended March 31, 2010 due to higher expected returns from retailers resulting from the increase in gross sales. Provision for returns as a percentage of net sales was 14.6% for the three months ended March 31, 2011 compared to 12.9% for the three months ended March 31, 2010. The increase in the provision for returns as a percentage of net sales was due to the factors mentioned above.

During the three months ended March 31, 2011, our results included net sales of $2.5 million to our international customers compared to $2.9 million for the three months ended March 31, 2010. The decrease in sales to international customers resulted primarily from our Canadian business.

Cost of Sales.  Cost of sales decreased $2.1 million, or 16.4%, to $10.9 million for the three months ended March 31, 2011 from $13.0 million for the three months ended March 31, 2010. The decrease in cost of sales resulted primarily from lower fixed cost standards due to lower air freight charges and a lower provision for obsolete and slow moving inventory.

Cost of sales as a percentage of net sales was 51.4% for the three months ended March 31, 2011 compared to 56.6% for the three months ended March 31, 2010. The decrease in cost of sales as a percentage of net sales was due to the factors mentioned above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $196,000, or 2.3%, to $8.8 million for the three months ended March 31, 2011 from $8.6 million for the three months ended March 31, 2010. The increase was primarily due to a $415,000 increase in marketing spend to increase brand awareness and trial of our 2011 new products, a $220,000 increase in sales force and sales administrative expenses, a $9,000 increase in corporate administrative costs, which were partially offset by a $269,000 decrease in freight and warehouse costs and a $179,000 decrease in distribution costs.

Interest Expense, Net.  Interest expense, net decreased $66,000, or 10.0%, to $595,000 for the three months ended March 31, 2011 from $661,000 for the three months ended March 31, 2010. The decrease was primarily due to a decrease in the average borrowings outstanding under our credit facility.

Other Income.  Other income was $12,000 and $10,000 for the three months ended March 31, 2011 and 2010, respectively, which consisted of unrealized gains related to investments held as part of our non-qualified deferred compensation plan.

Provision for Income Taxes.  The provision for income taxes represents federal, state and local income taxes. For the three months ended March 31, 2011, the provision for income taxes was $415,000, representing an effective income tax rate of 47.9%. The effective tax rate differed from the statutory rate for the three months ended March 31, 2011, as it was impacted by our forecasted pre-tax results for the year resulting in a higher annual effective tax rate for the year-to-date tax provision. For the three months ended March 31, 2010, the provision for income taxes was $177,000, representing an effective income tax rate of 25.4%. The effective tax rate differed from the statutory rate for the three months ended March 31, 2010, primarily due to charitable contributions and other fluctuations in permanent differences between book and taxable income such as research and development credits.

We will provide a valuation allowance for our deferred tax assets when, in the opinion of management, it is more likely than not that such assets will not be realized. While we have considered the reversal of deferred income tax liabilities and projections of future taxable income from operations in assessing the need for the valuation allowance, in the event we were to determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be a non-cash charge to income in the period such determination was made. At March 31, 2011, we had net deferred tax assets of $3.7 million, excluding the deferred tax liability related to our trade names. In evaluating the likelihood that these deferred tax assets will be realized, we considered, among other factors, our taxable loss in each of the past three years, the reasons for such loss, and our projected financial forecast for 2011 and 2012. As a result of this evaluation, we concluded that it was more likely than not that the deferred tax assets would be realized.

Liquidity and Capital Resources

Cash Flows

As of March 31, 2011, we had $3,000 in cash and cash equivalents compared to $110,000 in cash and cash equivalents as of December 31, 2010. The decrease in cash and cash equivalents was due primarily to purchases of retail permanent fixtures and property and equipment and payments made on our line of credit, partially offset by cash provided by our operating activities. As of March 31, 2011, we had $842,000 outstanding and $18.8 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable, inventories, deferred tax assets, net, accounts payable, trade allowances, sales returns reserve and line of credit borrowings.

Operating Activities.  Cash provided by operating activities decreased $806,000, or 28.3%, to $2.0 million for the three months ended March 31, 2011 from $2.8 million for the three months ended March 31, 2010. The net decrease in cash provided by operating activities resulted primarily from unfavorable changes in net working capital and lower net non-cash activities impacting income.

Days sales outstanding ("DSO"), as calculated on a trailing 4-month basis, increased 4.0 days to 54.5 days at March 31, 2011 from 50.5 days at March 31, 2010. We regularly reevaluate our customers' ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. As of March 31, 2011, we had $25.0 million of accounts receivable, net of which $19.8 million had not been collected as of April 30, 2011.

Our inventory turnover rate increased to an annualized 1.7 times per year for the three months ended March 31, 2011 compared to an annualized 1.8 times per year for the three months ended March 31, 2010. We categorize our inventories into three groups: salable inventory, excess (slow moving) inventory and obsolete inventory. Salable inventory are products that remain in distribution and for which we have less than twelve months of forecasted sales of inventory on hand. Slow moving inventory are products that also remain in distribution, but for which we have more than twelve months of forecasted sales of inventory on hand. Obsolete inventory are products that no longer are in distribution with our retailer customers and we consider the salability of such inventory through secondary markets. We assess and reserve for salable, slow moving and obsolete inventory throughout the year based on our historical experience in conjunction with an analysis of our current slow moving and obsolete inventory levels, forecasted plans and sales trends and planned product discontinuances. Our assessment includes discussions with our retailer customers about products to include in future retail store shelf layouts and, if a product loses distribution across all retail partners, it will be deemed obsolete. Based on the above process, our provision for slow moving and obsolete inventory was $272,000 and $540,000 for the three months ended March 31, 2011 and 2010, respectively. The decrease in our provision for obsolete and slow moving inventory for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to the long-term benefits of our 2009 SKU rationalization which has led to improved supply chain management and fewer returns.

Included in our inventory balance as of March 31, 2011 is excess and obsolete inventory with a net carrying amount of $6.6 million, which has been adjusted by reserves based on our assessment process noted above. Based on the factors identified above, we anticipate that we will be able to fully realize the value of our net inventory. However, our reserve for slow moving and obsolete inventory requires management to make assumptions and to apply judgment regarding forecasted consumer demand and sales trends, sales prices and other factors. Therefore, if our estimates regarding these forecasts and estimates are inaccurate, it is reasonably possible we may need to increase our provision for slow moving and obsolete inventory which could adversely affect our operating results and liquidity.

Investing Activities.   Cash used in investing activities for the three months ended March 31, 2011 was $1.6 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our information technology infrastructure. Cash used in investing activities for the three months ended March 31, 2010 was $876,000, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our manufacturing and distribution equipment and information technology infrastructure.

Financing Activities.   Cash used in financing activities was $566,000 for the three months ended March 31, 2011 compared to $2.3 million for the three months ended March 31, 2010. The decrease in cash used in financing activities was primarily due to lower net payments on our line of credit from Wells Fargo and lower payments for debt issuance costs.

Future Liquidity and Capital Needs. Our net working capital increased $554,000, or 2.0%, to $27.7 million as of March 31, 2011 from $27.2 million as of December 31, 2010. We anticipate that requirements for working capital will increase during the fourth quarter of 2011, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $3.6 million for 2011 for several key projects, including $2.3 million in investments in retail permanent fixtures, $688,000 in improvements to our information technology infrastructure, $463,000 in improvements to other manufacturing and distribution equipment, $110,000 to upgrade a product assembly line and $56,000 in improvements to our research and development equipment.  We expect capital requirements related to fixture infrastructure to total $7.9 million for the period from September 2008 (inception of the project) to December 2011 (end of our fiscal year), of which $6.8 million was incurred as of March 31, 2011. We spent $292,000 for capital expenditures and $1.2 million for investments in retail permanent fixtures for the three months ended March 31, 2011. We believe that our cash flows from operations and funds from our existing financing arrangements will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

Senior Credit Agreement.  Physicians is a party to a senior credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which replaced Physicians’ previous asset-based revolving credit facility (the “old revolving credit facility”) with Union Bank.

The maximum amount available for borrowing under the Credit Agreement is equal to the lesser of $25.0 million and a borrowing base formula equal to: (i) 65% or such lesser percentage of eligible accounts receivable as Wells Fargo in its discretion as an asset-based lender may deem appropriate; plus (ii) the least of (1) $14.0 million and (2) the sum of specified percentages (or such lesser percentages as Wells Fargo in its discretion as an asset-based lender may deem appropriate) of each of the following items of eligible inventory (as defined in the Credit Agreement): (A) eligible inventory consisting of finished goods that are fully packaged, labeled and ready for shipping, not to exceed 65% of such eligible inventory, (B) eligible inventory consisting of semi-finished goods which are ready for packaging and shipping, not to exceed $4.0 million, (C) eligible inventory consisting of raw materials, not to exceed $1.5 million, (D) eligible inventory consisting of blank components, not to exceed $1.0 million and (E) eligible inventory consisting of returned items, not to exceed $0.75 million; plus (iii) the cash balance in a certain Canadian concentration account; less (iv) a working capital reserve of $1.0 million, as such amount may be adjusted by Wells Fargo from time to time, and a borrowing base reserve that Wells Fargo establishes from time to time in its discretion as a secured asset-based lender; less (v) indebtedness owed to Wells Fargo other than indebtedness outstanding under the new revolving credit facility. Availability under the Credit Agreement is reduced by outstanding letters of credit.

Floating rate borrowings under the Credit Agreement accrue interest at a daily rate equal to the three-month LIBOR plus 3.5%, and fixed rate borrowings accrue interest at a fixed rate equal to the three-month LIBOR plus 3.5% on the date of borrowing. Interest on floating rate borrowings is payable monthly in arrears and interest on fixed rate borrowings are payable upon the expiration of the fixed rate term, subject to minimum monthly interest payments in the amount of $25,000. Under the Credit Agreement, Physicians is required to pay to Wells Fargo an unused credit line fee equal to 0.5% per annum and various other fees associated with cash management and other related services. Physicians may at any time reduce the maximum amount available for borrowing or terminate the facility prior to the scheduled maturity date by paying breakage fees equal to 3% of the maximum amount of the new revolving credit facility or the amount of the reduction in the credit facility, as applicable, decreasing to 0.5% after November 6, 2011.

Under the Credit Agreement, all payments to Physicians and its subsidiaries are required to be deposited into a lock-box account provided by Wells Fargo, except that payments in connection with our Canadian operations may be deposited into a lock-box account with Royal Bank of Canada. Any amounts deposited into a lock-box account with Wells Fargo will be swept to a collection account to be applied to repay the outstanding borrowings under the new revolving credit facility. If the balance in Physicians’ Canadian account at any time exceeds Canadian $2.0 million, Physicians must, within 10 days after such occurrence, transfer the excess amount to the collection account to repay borrowings under the new revolving credit facility. In addition, at any time, Physicians may transfer amounts out of the Canadian accounts to repay borrowings under the new revolving credit facility or, so long as no event of default exists, pay costs and expenses incurred in connection with our Canadian operations from our Canadian operating account.

The Credit Agreement requires us to comply with a monthly minimum book net worth covenant and a quarterly minimum Adjusted EBITDA (as defined below) covenant. In addition, we are required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow us to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $4.5 million for the year ending December 31, 2011. As of March 31, 2011, we held no assets aside from the investment in Physicians. The Credit Agreement also contains customary events of defaults, including a change of control of Physicians. As of March 31, 2011, we were in compliance with the covenants contained in the Credit Agreement (see further details below).

On June 29, 2010, Physicians entered into an amendment to the Credit Agreement (the “First Amendment”) to reduce the minimum Adjusted EBITDA covenant for the 12 months ended June 30, 2010 by $850,000, to $11.0 million from $11.85 million. All other covenants, including the book net worth covenant, the maximum capital expenditure covenant and the other 2010 minimum Adjusted EBITDA covenants, were not modified. In connection with the First Amendment, we paid Wells Fargo a fee of $10,000 and related expenses. We were required to negotiate with Wells Fargo and establish our financial covenants that would apply to periods after December 31, 2010. On December 21, 2010, Physicians and Wells Fargo agreed to extend the deadline for negotiating and establishing these future financial covenants to February 28, 2011.

On February 28, 2011, Physicians entered into another amendment to the Credit Agreement (the “Second Amendment”) with Wells Fargo to establish financial covenants that will apply to periods after December 31, 2010, including our minimum book net worth, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ending March 31, 2011, we are required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 12-month and 6-month period basis. The Second Amendment also requires us to negotiate with Wells Fargo and establish, no later than April 30, 2012, our financial covenants that will apply to future periods not covered by this amendment.

The Credit Agreement defines “book net worth” as our stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350. The Credit Agreement requires that we have a minimum book net worth of $48.0 million as of March 31, 2011.  As of March 31, 2011, we were in compliance with such covenant.  The Credit Agreement defines “Adjusted EBITDA” as our consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to our inventory reserves for obsolete, excess, or slow moving inventory. The Credit Agreement requires that we maintain a minimum Adjusted EBITDA of at least $4.9 million for the 12 months ended March 31, 2011 and at least $1 for the six months ended March 31, 2011. As of March 31, 2011, we were in compliance with such covenants.

The Credit Agreement and the Note Agreement with respect to the Company's Senior Subordinated Note (discussed below under “Senior Subordinated Note”) contain provisions that could result in the acceleration of maturity of the indebtedness and entitle the lenders to exercise remedies upon an event of default, including a default of the financial covenants. There is no assurance that we would receive waivers should we not meet our financial covenant requirements.  Even if we are able to obtain a waiver, in connection with negotiating a waiver, we may be required to agree to other changes in the senior credit agreement including increased interest rates, tighter covenants or lower availability thresholds or pay a fee for such waiver. If we are not able to comply with the new financial covenants in the Credit Agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the current state of the worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all.

Borrowings under the new revolving credit facility are guaranteed by both us and the domestic subsidiaries of Physicians and are secured by (i) a pledge of the capital stock of Physicians and its subsidiaries and (ii) substantially all of the assets of Physicians Formula Holdings, Inc. and its subsidiaries.

As of March 31, 2011 and December 31, 2010, there was $842,000 and $1.4 million outstanding under the new revolving credit facility, respectively, at interest rates of 3.875% and 3.80%, respectively. As of March 31, 2011 and December 31, 2010, there were no outstanding letters of credit and $18.8 million and $15.8 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, we classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

Senior Subordinated Note.  Physicians, along with the Company and certain guarantor subsidiaries, is party to a Senior Subordinated Note Purchase and Security Agreement (the “Note Agreement”) with Mill Road Capital L.P. (“Mill Road”), which is reported as Related Party Long-Term Debt on the accompanying condensed consolidated balance sheets. Pursuant to the Note Agreement, Physicians issued a senior subordinated note to Mill Road in an aggregate principal amount equal to $8.0 million (the “Senior Subordinated Note”). An amendment entered into during April 2010 extended the maturity date of the Senior Subordinated Note from May 2013 to November 2014 and reduced the interest rate from 19% to 14% per annum, as more fully described below. Interest expense related to the Senior Subordinated Note totaled approximately $293,000 and $382,000 for the three months ended March 31, 2011 and 2010, respectively.

Subject to the terms of the Credit Agreement, the Senior Subordinated Note may be redeemed in whole or in part prior to November 6, 2011 at an amount equal to 104% of the aggregate principal amount of the outstanding Senior Subordinated Note, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012.  In addition, Physicians must make an offer to redeem the Senior Subordinated Notes upon a change of control of Physicians at the then applicable redemption price.  We are required to comply with substantially the same covenants under the Note Agreement that it is required to comply with under the Credit Agreement. In addition, events of default under the Note Agreement are substantially the same as the events of default under the Credit Agreement.  The Senior Subordinated Note is guaranteed by us and Physicians’ subsidiaries and is secured by a first lien on certain intellectual property and a second lien on substantially all of our other assets and those of our subsidiaries and pledges of the stock of Physicians and its subsidiaries.  The value of the collateral subject to these liens is limited to the lesser of 10% of the value of the assets of Physicians Formula Holdings, Inc. and its subsidiaries and 10% of the value of all outstanding common stock of Physicians Formula Holdings, Inc. as of November 6, 2009 (the “10% Cap”).  Pursuant to an intercreditor agreement entered into between Physicians, Mill Road and Wells Fargo in connection with the Credit Agreement and Note Agreement (the “Intercreditor Agreement”), the Senior Subordinated Note is subordinate in right of payment to the prior paying of all obligations under the Credit Agreement, and the liens securing the obligations under the Note Agreement are junior and subordinate to the liens securing the obligations under the Credit Agreement (except for first liens on certain intellectual property). In addition, the Intercreditor Agreement prohibits certain amendments to the Note Agreement without the consent of Wells Fargo and prohibits certain amendments to the Credit Agreement without the consent of Mill Road.

In connection with the issuance of the Senior Subordinated Note, Mill Road agreed that, until September 30, 2012, it would not acquire more than 35% of our common stock or seek to elect anyone to our board of directors (the “Board”) (other than the one director it is entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board. These restrictions will be released if we receive a bid for the acquisition of the Company (other than from Mill Road or its affiliates).

As required under the Note Agreement, we sought stockholder approval in order to comply with the Nasdaq shareholder approval requirements and to satisfy certain sections of the Delaware General Corporation Law, because Mill Road is an “interested stockholder” for purposes of the statute.  Because Mill Road is an interested stockholder, we were required to obtain the vote of 66 2/3% of the outstanding common stock not owned by Mill Road to approve the transactions.  At the special meeting of the stockholders held on April 28, 2010, the stockholders approved, by the requisite margin, both a Second Amendment to the Senior Subordinated Note (the “Second Note Amendment”) and the issuance of warrants to Mill Road.

On April 30, 2010, we, our subsidiaries and Mill Road entered into the Second Note Amendment. Under the Second Note Amendment, Mill Road agreed to reduce the interest rate on the Senior Subordinated Note from 19% per annum (15% payable in cash monthly and 4% payable in kind with quarterly compounding) to 14% per annum (10% payable in cash monthly and 4% payable in kind with annual compounding) and to extend the maturity of the Senior Subordinated Note by 18 months to November 6, 2014. The prepayment premium for an optional redemption was also amended so that if the Senior Subordinated Note is redeemed on or after November 6, 2011 and prior to November 6, 2012, the prepayment premium would be 102%, decreasing to 101% if redeemed on or after November 6, 2012 and prior to November 6, 2013, and decreasing to 100% if redeemed on or after November 6, 2013. In addition, the existing limit on the amount of collateral securing the Senior Subordinated Note was removed.

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

On June 3, 2010, we, our subsidiaries and Mill Road entered into a third amendment to the Senior Subordinated Note (the “Third Note Amendment”). Pursuant to the Third Note Amendment, Mill Road has the right to nominate one individual to serve as a member of the Board so long as (A) the outstanding principal amount under the Senior Subordinated Note is no less than $2.0 million and Mill Road owns shares of, or securities convertible into, or exercisable for, our capital stock, or (B) Mill Road owns no less than 5% of our issued and outstanding capital stock (on a fully diluted basis) and any part of the Senior Subordinated Note is outstanding. In addition, in the Third Note Amendment, we agreed to (i) increase the size of the Board and appoint Mill Road’s nominee to the Board, and (ii) recommend to our stockholders that Mill Road’s nominee to the Board be elected to the Board at the annual meetings of stockholders (clauses (i) and (ii) together, the “Company Obligations”), in each case so long as the conditions in clauses (A) or (B) of the immediately preceding sentence are met. Prior to the Third Note Amendment, Mill Road had the right to nominate one individual to serve as a member of the Board and we had an obligation to perform the Company Obligations, in each case so long as the Senior Subordinated Note was outstanding.

On February 28, 2011, we, our subsidiaries and Mill Road entered into the fourth amendment to the Senior Subordinated Note (the “Fourth Note Amendment”). The Fourth Note Amendment establishes our financial covenants that will apply to periods after December 31, 2010, including our minimum book net worth covenant, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ended March 31, 2011, we are required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 6-month period basis. Our financial covenants with Mill Road reflect an approximate 20% cushion from those of Wells Fargo. As of March 31, 2011, we were in compliance with such covenants. The Fourth Note Amendment also required us to negotiate with Mill Road, no later than April 30, 2012, our financial covenants that will apply to future periods not covered by this amendment.

In connection with the Credit Agreement, the Senior Subordinated Note and the amendments thereto, we incurred total costs of $2.3 million associated with these agreements, which included $250,000 and $222,000 of closing fees paid to Wells Fargo and Mill Road, respectively.

The issuance of the warrants and reduction in interest payments has been accounted for as a partial conversion of the required payments under the Note Purchase Agreement for equity interests under ASC 470-20. ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuer’s borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense.

The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Additionally, during 2010, we recorded the income tax effect of the debt discount of $332,000 to additional paid-in-capital, as a reduction of the $940,000 recorded above, and established a corresponding deferred income tax liability. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $293,000 and $382,000 for the three months ended March 31, 2011 and 2010, respectively. Interest expense related to amortization of the debt discount was $33,000 for the three months ended March 31, 2011.

Long-term debt and the equity component of the Senior Subordinated Note as of March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31, 2011	December 31, 2010
Senior Subordinated Note	$8,378	$8,130
Unamortized discount	(821)	(854)
Accrued payable in kind interest	84	249
Net carrying value of Senior Subordinated Note	$7,641	$7,525

The estimated fair value of the Senior Subordinated Note, based on publicly traded debt of comparable companies with similar features, was approximately $8.5 million compared to its carrying value of $7.6 million at March 31, 2011.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “intends,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

(b)  Interest Rate Risk.

Since November 6, 2009, we have been and remain exposed to interest rate risks primarily through borrowings under our Credit Agreement. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our senior credit agreement during the three months ended March 31, 2011 was $1.4 million and the interest rate in effect at March 31, 2011 was 3.875%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $4,000 change to interest expense for the three months ended March 31, 2011.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1
Second Amendment to Credit and Security Agreement, dated as of February 28, 2011, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating divisions (incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed on March 3, 2011).

10.2
Fourth Amendment to Senior Subordinated Note Purchase and Security Agreement, dated as of February 28, 2011, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender (incorporated by reference to Exhibit 10.2 of the Company's Form 8-K filed on March 3, 2011).

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

Physicians Formula Holdings, Inc.

/s/ Ingrid Jackel
Date: May 6, 2011	By: Ingrid Jackel
Chief Executive Officer (principal executive officer)

/s/ Jeff M. Berry
Date: May 6, 2011	By: Jeff M. Berry
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