Form 10-Q
period 2011-06-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2011-08-05
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 2, 2011, was 13,605,675.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113	$110
Accounts receivable, net of allowance for doubtful accounts of $994 and $1,131 as of June 30, 2011 and December 31, 2010, respectively	17,536	24,394
Inventories	23,870	23,305
Prepaid expenses and other current assets	1,218	2,234
Income taxes receivable	636	294
Deferred tax assets, net	7,388	7,649
Total current assets	50,761	57,986

PROPERTY AND EQUIPMENT, NET	2,905	3,056
OTHER ASSETS, NET	5,929	5,480
INTANGIBLE ASSETS, NET	31,369	32,251
TOTAL ASSETS	$90,964	$98,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,221	$9,061
Accrued expenses	1,673	2,834
Trade allowances	5,573	6,293
Sales returns reserve	4,023	10,700
Income taxes payable	—	535
Line of credit borrowings	4,017	1,406
Total current liabilities	22,507	30,829

DEFERRED TAX LIABILITIES, NET	8,469	8,738
RELATED PARTY LONG-TERM DEBT, net of unamortized discount of $783 and $854 as of June 30, 2011 and December 31, 2010, respectively	7,764	7,525
OTHER LONG-TERM LIABILITIES	523	503
Total liabilities	39,263	47,595

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value—50,000,000 shares authorized, 13,605,675 and 13,589,668 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	136	136
Additional paid-in capital	62,330	61,930
Accumulated deficit	(10,765)	(10,888)
Total stockholders’ equity	51,701	51,178
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$90,964	$98,773
See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
NET SALES	$20,868	$20,761	$42,006	$43,727
COST OF SALES	10,773	9,777	21,643	22,772
GROSS PROFIT	10,095	10,984	20,363	20,955
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,034	8,652	18,853	17,275
INCOME FROM OPERATIONS	61	2,332	1,510	3,680
INTEREST EXPENSE, NET	631	611	1,226	1,272
OTHER (INCOME) EXPENSE	(1)	22	(13)	12
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(569)	1,699	297	2,396
(BENEFIT) PROVISION FOR INCOME TAXES	(241)	333	174	510
NET (LOSS) INCOME	$(328)	$1,366	$123	$1,886

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.02)	$0.10	$0.01	$0.14
Diluted	$(0.02)	$0.09	$0.01	$0.13

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,590,899	13,589,668	13,590,287	13,589,668
Diluted	13,590,899	14,479,442	14,891,863	14,268,318
See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123	$1,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,428	2,226
Loss on disposal of other assets	71	—
Exchange rate loss (gain)	41	(70)
Deferred income taxes	(8)	2,394
Provision for bad debts	(64)	(93)
Amortization of debt discount and debt issuance costs	397	363
Stock-based compensation expense	345	577
Payment in kind interest	168	163
Changes in assets and liabilities:
Accounts receivable	6,881	9,171
Inventories	(539)	(4,874)
Prepaid expenses and other current assets	1,016	916
Accounts payable	(1,249)	(710)
Accrued expenses, trade allowances and sales returns reserve	(8,558)	(8,445)
Income taxes receivable/payable	(877)	(1,904)
Other long-term liabilities	4	(19)
Net cash provided by operating activities	179	1,581

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of $284 and $15 non-cash capital expenditures for the six months ended June 30, 2011 and 2010, respectively	(741)	(82)
Other assets, net of $307 non-cash retail permanent fixture expenditures for the six months ended June 30, 2011	(2,064)	(878)
Net cash used in investing activities	(2,805)	(960)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on line of credit	2,611	(2,026)
Debt issuance costs	(11)	(481)
Exercise of stock options	29	—
Net cash provided by (used in) financing activities	2,629	(2,507)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(1,886)
CASH AND CASH EQUIVALENTS—Beginning of period	110	3,797
CASH AND CASH EQUIVALENTS—End of period	$113	$1,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$663	$935
Cash paid for income taxes, net	$1,055	$36
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

The Company develops, markets, manufactures and distributes innovative, premium-priced cosmetic and skin care products for the mass market channel. The Company’s cosmetic products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras and skin care products include cleansers, moisturizers and treatments. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS and Rite Aid.

The accompanying condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2011, its results of operations for the three and six months ended June 30, 2011 and 2010 and its cash flows for the six months ended June 30, 2011 and 2010. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Customer A	33%	32%	33%	32%
Customer B	19%	16%	21%	19%
Customer C	13%	14%	11%	13%

Two customers individually accounted for 10% or more of gross accounts receivable and together accounted for 58.3% of gross accounts receivable at June 30, 2011.  Two customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 49.0% of gross accounts receivable at June 30, 2010.

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

The fair value of the Company’s related party long-term debt was approximately $8.5 million at June 30, 2011 and is classified within Level 3 of the fair value hierarchy (see Note 6, Financing Arrangements, for further details).

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(328)	$1,366	$123	$1,886
Denominator:
Weighted-average number of common shares—basic	13,591	13,590	13,590	13,590
Effect of dilutive stock options	—	486	689	476
Effect of dilutive warrants	—	403	613	202
Weighted-average number of common shares—diluted	13,591	14,479	14,892	14,268
Net (loss) income per common share:
Basic	$(0.02)	$0.10	$0.01	$0.14
Diluted	$(0.02)	$0.09	$0.01	$0.13

Stock options and warrants for the purchase of approximately 2,663,000 and 1,234,000 shares of common stock were excluded from the above calculation during the three months ended June 30, 2011 and 2010, respectively, as the effect of these were anti-dilutive. Stock options for the purchase of approximately 541,000 and 1,434,000 shares of common stock were excluded from the above calculation during the six months ended June 30, 2011 and 2010, respectively, as the effect of those options was anti-dilutive.

3.  INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials and components	$12,528	$11,586
Finished goods	11,342	11,719
Total	$23,870	$23,305

4.  OTHER ASSETS

Other assets consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Retail permanent fixtures, net of accumulated amortization of $3,225 and $2,287 as of June 30, 2011 and December 31, 2010, respectively	$3,902	$3,343
Capitalized debt issuance costs, net of accumulated amortization of $1,133 and $807 as of June 30, 2011 and December 31, 2010, respectively	1,174	1,489
Restricted investments	291	276
Deposits	381	176
Income taxes receivable	112	112
Other	69	84
Total	$5,929	$5,480

Retail permanent fixtures are permanent fixtures for the display of the Company’s products at certain of the Company's retail customer stores. The Company incurred costs for retail permanent fixtures of $403,000 for the three months ended June 30, 2011 and $1.6 million and $1.1 million for the six months ended June 30, 2011 and 2010, respectively. The costs incurred for retail permanent fixtures during the three months ended June 30, 2010 were not significant. These retail permanent fixtures are being placed in service in connection with the retail customers’ resets of selling space and are recorded at cost. These costs are amortized over a period of three years. Amortization expense was $487,000 and $345,000 for the three months ended June 30, 2011 and 2010, respectively, and $938,000 and $663,000 for the six months ended June 30, 2011 and 2010, respectively. Amortization of retail permanent fixtures is expected to be approximately $985,000 for the remainder of 2011, $1.1 million for 2012, $580,000 for 2013 and $46,000 for 2014. As of June 30, 2011, approximately $1.2 million of retail permanent fixtures have not been placed into service.

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

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which funds the non-qualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value. Unrealized (losses) gains related to these investments were ($29,000) for the three months ended June 30, 2010 and $12,000 and ($21,000) for the six months ended June 30, 2011 and 2010, respectively. The unrealized loss for the three months ended June 30, 2011 was not significant.

5.  INTANGIBLE ASSETS

Definite-lived intangible assets consisted of the following (in thousands):

	June 30, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patents	$8,699	$(4,446)	$4,253	$8,699	$(4,157)	$4,542
Distributor relationships	23,701	(9,085)	14,616	23,701	(8,492)	15,209
Total	$32,400	$(13,531)	$18,869	$32,400	$(12,649)	$19,751

Amortization expense was $441,000 for each of the three month periods ended June 30, 2011 and 2010 and $882,000 for each of the six month periods ended June 30, 2011 and 2010. Amortization of definite-lived intangible assets will be approximately $883,000 for the remainder of 2011 and approximately $1.8 million in each of the next five years. Additionally, the Company did not identify any events or circumstances that would require an impairment analysis of its definite-lived intangible assets, and other long-lived assets as of June 30, 2011.

Indefinite-lived intangible assets consist exclusively of trade names and had a carrying amount of $12.5 million as of June 30, 2011 and December 31, 2010. The Company evaluates indefinite-lived intangible assets for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable.

In order to test the trade names for impairment, the Company determines the fair value of the trade names and compares such amount to its carrying value. The Company determines the fair value of the trade names using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are the projected net sales, discount rate, royalty rate and terminal value assumptions. The royalty rate used in the analysis is based on transactions that have occurred in the Company’s industry. During the second quarter of 2011, the Company tested trade names for impairment and, based on the analysis, an impairment charge was not recorded as the estimated fair value of the trade names exceeded their carrying value.

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

6.  FINANCING ARRANGEMENTS

New Senior Credit Agreement

Physicians is a party to a senior credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which replaced Physicians’ previous asset-based revolving credit facility (the “old revolving credit facility”) with Union Bank, N.A. (“Union Bank”). The Credit Agreement is scheduled to mature on November 6, 2012.

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

The Credit Agreement requires the Company to comply with a monthly minimum book net worth covenant and a quarterly minimum Adjusted EBITDA (as defined below) covenant. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $4.5 million for the year ending December 31, 2011. As of June 30, 2011, the Company held no assets aside from its investment in Physicians. The Credit Agreement also contains customary events of default, including a change of control of Physicians. As of June 30, 2011, the Company was in compliance with the covenants contained in the Credit Agreement (see further details below).

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

On February 28, 2011, Physicians entered into another amendment to the Credit Agreement (the “Second Amendment”) with Wells Fargo to establish financial covenants applicable to periods after December 31, 2010, including the Company’s minimum book net worth covenant, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ended March 31, 2011, the Company is required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 12-month and 6-month period basis. The Second Amendment also required the Company to negotiate with Wells Fargo and establish, no later than April 30, 2012, its financial covenants that will apply to future periods not covered by this amendment.

The Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350. The Credit Agreement requires that the Company has a minimum book net worth of $47.5 million as of June 30, 2011.  As of June 30, 2011, the Company was in compliance with such covenant.  The Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to the Company’s inventory reserves for obsolete, excess, or slow moving inventory. The Credit Agreement requires the Company to maintain a minimum Adjusted EBITDA of at least $2.3 million for the 12 months ended June 30, 2011 and at least $1 for the six months ended June 30, 2011. As of June 30, 2011, the Company was in compliance with such covenants.

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

As of June 30, 2011 and December 31, 2010, there was $4.0 million and $1.4 million outstanding under the new revolving credit facility, respectively, at interest rates of 3.75% and 3.80%, respectively. As of June 30, 2011 and December 31, 2010, there were no outstanding letters of credit and $9.6 million and $15.8 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, the Company classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

Senior Subordinated Note

Physicians, along with the Company and certain guarantor subsidiaries, is party to a Senior Subordinated Note Purchase and Security Agreement (the “Note Agreement”) with Mill Road Capital, L.P. (“Mill Road”) which is reported as Related Party Long-Term Debt on the accompanying condensed consolidated balance sheets. Pursuant to the Note Agreement, Physicians issued a senior subordinated note to Mill Road in an aggregate principal amount equal to $8.0 million (the “Senior Subordinated Note”). An amendment entered into in April 2010 extended the maturity date of the Senior Subordinated Note from May 2013 to November 2014 and reduced the interest rate from 19% to 14% per annum, as more fully described below. Interest expense related to the Senior Subordinated Note totaled approximately $297,000 and $322,000 for the three months ended June 30, 2011 and 2010, respectively, and $590,000 and $704,000 for the six months ended June 30, 2011 and 2010, respectively, of which $70,000 was included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2011.

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

As required by the Note Purchase Agreement and as consideration for the reduction in interest payments, on April 30, 2010, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of the Company’s common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of the Company’s common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company’s common stock.

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

The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Additionally, during 2010, the Company recorded the income tax effect of the debt discount of $332,000 to additional paid-in-capital, as a reduction of the $940,000 recorded above, and established a corresponding deferred income tax liability. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $297,000 and $322,000 for the three months ended June 30, 2011 and 2010, respectively, and $590,000 and $704,000 for the six months ended June 30, 2011 and 2010, respectively. Interest expense related to amortization of the debt discount was $38,000 and $71,000 for the three and six months ended June 30, 2011, respectively, and $21,000 for the three and six months ended June 30, 2010.

Long-term debt and the equity component of the Senior Subordinated Note as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Senior Subordinated Note	$8,379	$8,130
Unamortized discount	(783)	(854)
Accrued payable in kind interest	168	249
Net carrying value of Senior Subordinated Note	$7,764	$7,525

The estimated fair value of the Senior Subordinated Note, based on publicly traded debt of comparable companies with similar features, was approximately $8.5 million compared to its carrying value of $7.8 million at June 30, 2011.

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

The Company believes its liability for these contamination matters and related claims is substantially covered by third-party indemnities, has been resolved by prior agreements and settlements, and any costs or expenses associated therewith will be borne by prior operators of the facilities, their successors and their insurers. The Company is attempting to recoup approximately $769,000 in defense costs from one of these indemnitors. These costs have been expensed as paid by the Company and are not recorded in the accompanying condensed consolidated balance sheets.

8.  EQUITY AND STOCK OPTION PLANS

On April 30, 2010, in connection with the Second Note Amendment, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road Capital, L.P. pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of the Company's common stock at an exercise price of $0.25 per share. As of June 30, 2011, none of these warrants have been exercised. See Note 6, Financing Arrangements, for a detailed discussion.

2006 Equity Incentive Plan

In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of June 30, 2011, a total of 538,103 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year (until and including the first date of fiscal year 2016) by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors.

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

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2011	1,876,208	$5.38		136,681	$0.10
Exercised	(16,007)	1.83		—	—
Cancelled	(9,707)	1.86		—	—
Forfeited	(286)	2.30		—	—
Options outstanding—June 30, 2011	1,850,208	$5.43	$(2,642,000)	136,681	$0.10	$533,000
Vested and expected to vest—June 30, 2011	1,850,208	$5.43	$(2,642,000)	136,681	$0.10	$533,000

There were no stock option grants during the six months ended June 30, 2011. The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the six months ended June 30, 2010 utilizing the following weighted-average assumptions:

Risk-free interest rate	2.2%
Volatility	47.8%
Dividend rate	None
Life in years	5.1

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

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2011	1,115,763	$7,604,000				136,681	$14,000
Vested	159,161	817,000				-	-
Exercised	(16,007)	(29,000)				-	-
Forfeited	(286)	(1,000)				-	-
June 30, 2011	1,258,631	$8,391,000	$6.67	5.6 years	$(3,357,000)	136,681	$14,000	$0.10	2.3 years	$533,000

As of June 30, 2011, the options outstanding under the 2006 Plan and 2003 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 6.2 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

	Number of Options	Weighted- Average Grant Date Fair Value
January 1, 2011	760,445	$1.59
Vested	(159,161)	2.59
Cancelled	(9,707)	0.99
June 30, 2011	591,577	1.34

The total fair value of options that vested during the six months ended June 30, 2011 and 2010 was $413,000 and $620,000, respectively.

As of June 30, 2011, total unrecognized estimated compensation cost related to non-vested stock options was approximately $788,000, which is expected to be recognized over a weighted-average period of approximately 2.1 years. The Company recorded approximately $29,000 of cash received from the exercise of 16,007 stock options during the six months ended June 30, 2011 and issued 16,007 of new shares of common stock. There were no exercises of stock options during the six months ended June 30, 2010.

The Company recognized $379,000 and $614,000 of pre-tax, non-cash, share-based compensation expense for the six months ended June 30, 2011 and 2010, respectively.  Non-cash, share-based compensation cost of $34,000 was a component of cost of sales and $345,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011. Non-cash share-based compensation cost of $37,000 was a component of cost of sales and $577,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2010. The Company recognized a related tax benefit of $156,000 and $251,000 for the six months ended June 30, 2011 and 2010, respectively.  The Company capitalized non-cash share-based compensation expense of $23,000 and $39,000 in inventory for the six months ended June 30, 2011 and 2010, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits, if any, are classified as financing cash flows. During the six months ended June 30, 2011 and 2010, there were no significant excess tax benefits.

9.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States and Canada. As of June 30, 2011, the Company had total assets of $2.0 million located in Canada, or 2.2% of the Company’s total assets, including approximately $1.1 million of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
United States	$18,137	$17,663	$36,758	$37,751
Canada	2,589	2,943	4,963	5,801
Australia and other	142	155	285	175
	$20,868	$20,761	$42,006	$43,727

10.  SUBSEQUENT EVENTS

Annual Bonus Plan

On July 5, 2011, the Compensation Committee (the “Committee”) of the Board of Directors of Physicians Formula Holdings, Inc. approved performance criteria and award opportunities for fiscal year 2011 pursuant to the Annual Bonus Plan (the “Plan”) of Physicians Formula, Inc. The Plan authorizes the Committee to select employees eligible to earn annual bonuses, to establish performance goals for each year, to establish formulae by which bonuses are calculated, to establish the maximum bonus that may be earned by each eligible employee and to otherwise administer the Plan. In accordance with the Plan, as there are no minimum bonus payments for the fiscal year 2011, any payouts depend on future corporate performance and the actual amounts the Company will pay to the named executive officers under the Plan for 2011 are not yet determinable.

Stock Option Grants

On July 1, 2011, Company granted 25,000 non-qualified stock options under the 2006 Plan to Mr. Bruce E. Kanter in connection with his appointment to the Company’s Board of Directors. The options have an exercise price equal to $4.04 per share, the closing price of the Company’s common stock on the date of grant. Of these options, 6,250 vested upon the grant and the remainder will vest in 48 equal monthly installments of 391 shares, beginning on August 1, 2011.

On July 19, 2011, the Company granted 345,500 non-qualified stock options under the 2006 Plan to its executive officers and other key employees. These options have an exercise price equal to $3.90 per share, the closing price of the Company’s common stock on the date of grant, and vest in 48 equal monthly installments beginning on August 19, 2011.

Increase in Share Availability Under the 2006 Plan

On July 19, 2011, the Compensation Committee of the Board of Directors of the Company approved the increase in shares in the 2006 Plan by an amount equal to 2% of the shares outstanding at the 2010 year-end, or 271,793 shares, as allowed by the 2006 Plan.

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

Overview of the Business

We specialize in developing and marketing innovative, premium-priced cosmetic and skin care products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, rather than focusing on changing fashion trends. Our cosmetic products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, brow makeup and mascaras. Our skin care products include cleansers, moisturizers and treatments.

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

Overview of U.S. Market Share Data

Based on retail sales data provided by ACNielsen, our approximate dollar share of the masstige market, as defined below, was 6.0% for the 52 weeks ended July 9, 2011 compared to 6.6% for the same period in the prior year. This represents an 8% decrease in our dollar share of the masstige market, which was primarily driven by the loss of a major customer who no longer sold our products as of June 2010. The overall dollar sales for the masstige market increased 2% during this period.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure as of the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, returns, trade allowances, inventories, goodwill and other intangible assets, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of inherently uncertain matters that are included within these accounting policies could result in a significant change to the information presented in the condensed consolidated financial statements. We believe that the estimates and assumptions that are among those most important to gain an understanding of our condensed consolidated financial statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	51.6	47.1	51.5	52.1
Gross profit	48.4	52.9	48.5	47.9
Selling, general and administrative expenses	48.1	41.7	44.9	39.5
Income from operations	0.3	11.2	3.6	8.4
Interest expense, net	3.0	2.9	2.9	2.9
Other expense	—	0.1	—	—
(Loss) income before (benefit) provision for income taxes	(2.7)	8.2	0.7	5.5
(Benefit) provision for income taxes	(1.2)	1.6	0.4	1.2
Net (loss) income	(1.5)%	6.6%	0.3%	4.3%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Net Sales. Net sales includes revenue recognized from product sales, less estimates for returns and trade allowances. Net sales increased $107,000, or 0.5%, to $20.9 million for the three months ended June 30, 2011 from $20.8 million for the three months ended June 30, 2010. These results were driven by an increase in gross sales of $2.1 million and a decrease in our returns provision of $715,000, which were almost entirely offset by an increase in trade spending of $2.7 million. The increase in gross sales was mainly due to successful 2011 new product sales, the launch of our new skin care line, as well as growth in our base product line.

Our provision for trade allowances with retailers increased $2.7 million, or 47.2%, to $8.5 million for the three months ended June 30, 2011 from $5.8 million for the three months ended June 30, 2010. The increase was primarily due to a $1.1 million increase in coupon expense, a $839,000 increase in cooperative advertising and a $758,000 increase in retail marketing, which were implemented to increase brand awareness and trial of our 2011 new products. Also contributing to the increase was a $78,000 increase in markdowns, partially offset by a $12,000 decrease in cash discounts and miscellaneous allowances.

Our provision for returns decreased $715,000, or 28.7%, to $1.8 million for the three months ended June 30, 2011 from $2.5 million for the three months ended June 30, 2010 due to lower expected returns from retailers. Provision for returns as a percentage of net sales was 8.6% for the three months ended June 30, 2011 compared to 12.0% for the three months ended June 30, 2010. The decrease in the provision for returns as a percentage of net sales was due to the successful 2011 new product sales and the overall increase in our trade allowances.

Cost of Sales. Cost of sales increased $996,000, or 10.2%, to $10.8 million for the three months ended June 30, 2011 from $9.8 million for the three months ended June 30, 2010. The increase in cost of sales resulted primarily from lower than anticipated recoveries of returns driven by lower actual return levels compared to the prior year period and increased levels of scrap in product that was returned partially offset by lower fixed cost standards due to lower air freight charges.

Cost of sales as a percentage of net sales was 51.6% for the three months ended June 30, 2011 compared to 47.1% for the three months ended June 30, 2010. The increase in cost of sales as a percentage of net sales was due to the factors mentioned above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million, or 16.0%, to $10.0 million for the three months ended June 30, 2011 from $8.7 million for the three months ended June 30, 2010. The increase was primarily due to a $1.3 million increase in marketing spend to increase brand awareness and trial of our 2011 new products, a $235,000 increase in corporate administrative costs and a $108,000 increase in sales force and sales administrative expenses, which were partially offset by a $160,000 decrease in stock-based compensation expense and a $140,000 decrease in distribution costs.

Interest Expense, Net. Interest expense, net increased $20,000, or 3.3%, to $631,000 for the three months ended June 30, 2011 from $611,000 for the three months ended June 30, 2010. The increase was primarily due to an increase in the average borrowings outstanding under our credit facility.

Other (Income) Expense. Other income was $1,000 for the three months ended June 30, 2011 compared to other expense of $22,000 for the three month ended June 30, 2010, which consisted of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

(Benefit) Provision for Income Taxes. The (benefit) provision for income taxes represents federal, state and local income taxes. For the three months ended June 30, 2011, the benefit for income taxes was $241,000, representing an effective income tax rate of 42.4%. The effective tax rate differed from the statutory rate for the three months ended June 30, 2011, as it was impacted by our forecasted pre-tax results for the year resulting in a higher effective tax rate for the quarter-to-date tax provision as well as fluctuations in permanent differences between book and taxable income such as the domestic production activities deduction, charitable contributions, and research and development credits. For the three months ended June 30, 2010, the provision for income taxes was $333,000, representing an effective income tax rate of 19.6%. The effective tax rate differed from the statutory rate for the three months ended June 30, 2010, primarily due to the impact of the graduated federal tax rates, charitable contributions and other fluctuations in permanent differences between book and taxable income such as research and development credits.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Net Sales.  Net sales includes revenue recognized from product sales, less estimates for returns and trade allowances. Net sales decreased $1.7 million, or 3.9%, to $42.0 million for the six months ended June 30, 2011 from $43.7 million for the six months ended June 30, 2010. These results were driven by an increase in gross sales of $3.6 million and a decrease in our returns provision of $590,000, which was more than entirely offset by an increase in trade spending of $5.9 million. The increase in gross sales was mainly due to successful 2011 new product sales, the launch of our new skin care line, as well as growth in our base product line.

Our provision for trade allowances with retailers increased $5.9 million, or 42.2%, to $19.8 million for the six months ended June 30, 2011 from $13.9 million for the six months ended June 30, 2010. The increase was primarily due to a $2.3 million increase in cooperative advertising, a $2.1 million increase in retail marketing and a $714,000 increase in coupon expense, which were implemented to increase brand awareness and trial of our 2011 new products. Also contributing to the increase was a $883,000 increase in markdowns, partially offset by a $100,000 decrease in cash discounts and miscellaneous allowances.

Our provision for returns decreased $590,000, or 10.8%, to $4.9 million for the six months ended June 30, 2011 from $5.5 million for the six months ended June 30, 2010 due to lower expected returns from retailers. Provision for returns as a percentage of net sales was 11.6% for the six months ended June 30, 2011 compared to 12.5% for the six months ended June 30, 2010. The decrease in the provision for returns as a percentage of net sales was due to the successful 2011 new product sales and the overall increase in our trade allowances.

During the six months ended June 30, 2011, our results included net sales of $5.2 million to our international customers compared to $6.0 million for the six months ended June 30, 2010. The decrease in sales to international customers resulted primarily from our Canadian business.

Cost of Sales.  Cost of sales decreased $1.1 million, or 5.0%, to $21.6 million for the six months ended June 30, 2011 from $22.8 million for the six months ended June 30, 2010. The decrease in cost of sales resulted primarily from lower fixed cost standards due to lower air freight charges.

Cost of sales as a percentage of net sales was 51.5% for the six months ended June 30, 2011 compared to 52.1% for the six months ended June 30, 2010. The decrease in cost of sales as a percentage of net sales was due to the factors mentioned above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $1.6 million, or 9.1%, to $18.9 million for the six months ended June 30, 2011 from $17.3 million for the six months ended June 30, 2010. The increase was primarily due to a $1.8 million increase in marketing spend to increase brand awareness and trial of our 2011 new products, a $327,000 increase in sales force and sales administrative expenses, a $291,000 increase in corporate administrative costs, which were partially offset by a $320,000 decrease in distribution costs, a $235,000 decrease in stock-based compensation expense and a $239,000 decrease in freight and warehouse costs.

Interest Expense, Net.  Interest expense, net decreased $46,000, or 3.6%, to $1.2 million for the six months ended June 30, 2011 from $1.3 million for the six months ended June 30, 2010. The decrease was primarily due to a decrease in the average borrowings outstanding under our credit facility.

Other (Income) Expense.  Other income was $13,000 for the six months ended June 30, 2011 compared to other expense of $12,000 for the six month ended June 30, 2010, which consisted of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

Provision for Income Taxes.  The provision for income taxes represents federal, state and local income taxes. For the six months ended June 30, 2011, the provision for income taxes was $174,000, representing an effective income tax rate of 58.6%. The effective tax rate differed from the statutory rate for the six months ended June 30, 2011, as it was impacted by our forecasted pre-tax results for the year resulting in a higher annual effective tax rate for the year-to-date tax provision as well as fluctuations in permanent differences between book and taxable income such as the domestic production activities deduction, charitable contributions, and research and development credits. We believe that 59% will be an appropriate tax rate estimate for the 2011 fiscal year. For the six months ended June 30, 2010, the provision for income taxes was $510,000, representing an effective income tax rate of 21.3%. The effective tax rate differed from the statutory rate for the six months ended June 30, 2010, primarily due to the impact of the graduated federal tax rates, charitable contributions and other fluctuations in permanent differences between book and taxable income such as research and development credits.

In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the reversal of deferred income tax liabilities. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. At June 30, 2011, we had net deferred tax assets of $3.5 million, excluding the deferred tax liability related to our trade names. In evaluating the likelihood that these deferred tax assets will be realized, we considered, among other factors, our pre-tax results in each of the past years, the reasons for any losses in those periods and the projected financial results for 2011 and 2012. As a result of this evaluation, we concluded that it was more likely than not that the deferred tax assets would be realized. If our business does not recover and return to profitability in the near term as projected by management, we could be required to establish a non-cash valuation allowance against a portion or all of the deferred tax assets, which could adversely affect operating results and liquidity (as a result of potential non-compliance with certain financial covenants).

Liquidity and Capital Resources

Cash Flows

As of June 30, 2011, we had $113,000 in cash and cash equivalents compared to $110,000 in cash and cash equivalents as of December 31, 2010. As of June 30, 2011, we had $4.0 million outstanding and $9.6 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable, inventories, deferred tax assets, net, accounts payable, trade allowances, sales returns reserve and line of credit borrowings.

Operating Activities.  Cash provided by operating activities decreased $1.4 million, or 88.7%, to $179,000 for the six months ended June 30, 2011 from $1.6 million for the six months ended June 30, 2010. The net decrease in cash provided by operating activities resulted primarily from lower net non-cash activities impacting net loss partially offset by favorable changes in net working capital.

Days sales outstanding ("DSO"), as calculated on a trailing 4-month basis, increased 0.6 days to 44.1 days at June 30, 2011 from 43.5 days at June 30, 2010. We regularly reevaluate our customers' ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. As of June 30, 2011, we had $17.5 million of accounts receivable, net of which $9.0 million had not been collected as of July 31, 2011.

Our inventory turnover rate increased to an annualized 1.8 times per year for the six months ended June 30, 2011 compared to an annualized 1.7 times per year for the six months ended June 30, 2010. We categorize our inventories into three groups: salable inventory, excess (slow moving) inventory and obsolete inventory. Salable inventory are products that remain in distribution and for which we have less than twelve months of forecasted sales of inventory on hand. Slow moving inventory are products that also remain in distribution, but for which we have more than twelve months of forecasted sales of inventory on hand. Obsolete inventory are products that no longer are in distribution with our retailer customers and we consider the salability of such inventory through secondary markets. We assess and reserve for salable, slow moving and obsolete inventory throughout the year based on our historical experience in conjunction with an analysis of our current slow moving and obsolete inventory levels, forecasted plans and sales trends and planned product discontinuances. Our assessment includes discussions with our retailer customers about products to include in future retail store shelf layouts and, if a product loses distribution across all retail partners, it will be deemed obsolete. Typically such product discussions with our retailer customers, and related planned product discontinuances, are completed during the fourth quarter of each fiscal year. As such, during the fourth quarter, the provision for obsolete and slow moving inventory is generally higher than other quarters during our fiscal year. Based on the above process, our provision for slow moving and obsolete inventory was $218,000 and $445,000 for the six months ended June 30, 2011 and 2010, respectively. The decrease in our provision for obsolete and slow moving inventory for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to the long-term benefits of our 2009 SKU rationalization which has led to improved supply chain management and fewer returns.

Included in our inventory balance as of June 30, 2011 is excess and obsolete inventory with a net carrying amount of $6.4 million, which has been adjusted by reserves based on our assessment process noted above. Based on the factors identified above, we anticipate that we will be able to fully realize the value of our net inventory. However, our reserve for slow moving and obsolete inventory requires management to make assumptions and to apply judgment regarding forecasted consumer demand and sales trends, sales prices and other factors. Therefore, if our estimates regarding these forecasts and estimates are inaccurate, including if our forecasted product distribution for fiscal 2012 changes or if we are not able to liquidate our excess and obsolete inventory at its net carrying value, it is reasonably possible we may need to increase our provision for slow moving and obsolete inventory in fiscal 2011, which could adversely affect our operating results and liquidity (as a result of potential non-compliance with certain financial covenants).

Investing Activities.   Cash used in investing activities for the six months ended June 30, 2011 was $2.8 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our information technology infrastructure. Cash used in investing activities for the six months ended June 30, 2010 was $960,000, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our manufacturing and distribution equipment and information technology infrastructure.

Financing Activities.   Cash provided by financing activities was $2.6 million for the six months ended June 30, 2011 compared to cash used in financing activities of $2.5 million for the six months ended June 30, 2010. The increase in cash provided by financing activities was primarily due to higher net borrowings on our line of credit from Wells Fargo and lower payments for debt issuance costs.

Future Liquidity and Capital Needs. Our net working capital increased $1.1 million, or 4.0%, to $28.3 million as of June 30, 2011 from $27.2 million as of December 31, 2010. We anticipate that requirements for working capital will increase during the fourth quarter of 2011, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $3.6 million for 2011 for several key projects, including $2.3 million in investments in retail permanent fixtures, $688,000 in improvements to our information technology infrastructure, $463,000 in improvements to other manufacturing and distribution equipment, $110,000 to upgrade a product assembly line and $56,000 in improvements to our research and development equipment.  We expect capital requirements related to fixture infrastructure to total $7.9 million for the period from September 2008 (inception of the project) to December 2011 (end of our fiscal year), of which $7.2 million was incurred as of June 30, 2011. We incurred $458,000 for capital expenditures and $1.6 million for investments in retail permanent fixtures for the six months ended June 30, 2011. We believe that our cash flows from operations and funds from our existing financing arrangements will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

Senior Credit Agreement.  Physicians is a party to a senior credit agreement (the “Credit Agreement”) with Wells Fargo Bank, N.A. (“Wells Fargo”), which replaced Physicians’ previous asset-based revolving credit facility (the “old revolving credit facility”) with Union Bank. The Credit Agreement is scheduled to mature on November 6, 2012.

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

The Credit Agreement requires us to comply with a monthly minimum book net worth covenant and a quarterly minimum Adjusted EBITDA (as defined below) covenant. In addition, we are required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow us to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $4.5 million for the year ending December 31, 2011. As of June 30, 2011, we held no assets aside from the investment in Physicians. The Credit Agreement also contains customary events of defaults, including a change of control of Physicians. As of June 30, 2011, we were in compliance with the covenants contained in the Credit Agreement (see further details below).

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

On February 28, 2011, Physicians entered into another amendment to the Credit Agreement (the “Second Amendment”) with Wells Fargo to establish financial covenants applicable to periods after December 31, 2010, including our minimum book net worth, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ended March 31, 2011, we are required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 12-month and 6-month period basis. The Second Amendment also required us to negotiate with Wells Fargo and establish, no later than April 30, 2012, our financial covenants that will apply to future periods not covered by this amendment.

The Credit Agreement defines “book net worth” as our stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350. The Credit Agreement requires that we have a minimum book net worth of $47.5 million as of June 30, 2011.  As of June 30, 2011, we were in compliance with such covenant.  The Credit Agreement defines “Adjusted EBITDA” as our consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to our inventory reserves for obsolete, excess, or slow moving inventory. The Credit Agreement requires that we maintain a minimum Adjusted EBITDA of at least $2.3 million for the 12 months ended June 30, 2011 and at least $1 for the six months ended June 30, 2011. As of June 30, 2011, we were in compliance with such covenants.

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

As of June 30, 2011 and December 31, 2010, there was $4.0 million and $1.4 million outstanding under the new revolving credit facility, respectively, at interest rates of 3.75% and 3.80%, respectively. As of June 30, 2011 and December 31, 2010, there were no outstanding letters of credit and $9.6 million and $15.8 million available under the new revolving credit facility, respectively. The new revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the new revolving credit facility. As such, in accordance with ASC 470-10-45, we classified the above outstanding amount under the new revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

Senior Subordinated Note.  Physicians, along with the Company and certain guarantor subsidiaries, is party to a Senior Subordinated Note Purchase and Security Agreement (the “Note Agreement”) with Mill Road Capital L.P. (“Mill Road”), which is reported as Related Party Long-Term Debt on the accompanying condensed consolidated balance sheets. Pursuant to the Note Agreement, Physicians issued a senior subordinated note to Mill Road in an aggregate principal amount equal to $8.0 million (the “Senior Subordinated Note”). An amendment entered into during April 2010 extended the maturity date of the Senior Subordinated Note from May 2013 to November 2014 and reduced the interest rate from 19% to 14% per annum, as more fully described below. Interest expense related to the Senior Subordinated Note totaled approximately $297,000 and $322,000 for the three months ended June 30, 2011 and 2010, respectively, and $590,000 and $704,000 for the six months ended June 30, 2011 and 2010, respectively, of which $70,000 was included in accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2011.

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

The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Additionally, during 2010, we recorded the income tax effect of the debt discount of $332,000 to additional paid-in-capital, as a reduction of the $940,000 recorded above, and established a corresponding deferred income tax liability. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $297,000 and $322,000 for the three months ended June 30, 2011 and 2010, respectively, and $590,000 and $704,000 for the six months ended June 30, 2011 and 2010, respectively. Interest expense related to amortization of the debt discount was $38,000 and $71,000 for the three and six months ended June 30, 2011, respectively, and $21,000 for each of the three and six months ended June 30, 2010.

Long-term debt and the equity component of the Senior Subordinated Note as of June 30, 2011 and December 31, 2010 are as follows (in thousands):

	June 30, 2011	December 31, 2010
Senior Subordinated Note	$8,379	$8,130
Unamortized discount	(783)	(854)
Accrued payable in kind interest	168	249
Net carrying value of Senior Subordinated Note	$7,764	$7,525

The estimated fair value of the Senior Subordinated Note, based on publicly traded debt of comparable companies with similar features, was approximately $8.5 million compared to its carrying value of $7.8 million at June 30, 2011.

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

(b)  Interest Rate Risk.

Since November 6, 2009, we have been and remain exposed to interest rate risks primarily through borrowings under our Credit Agreement. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our senior credit agreement during the six months ended June 30, 2011 was $4.5 million and the interest rate in effect at June 30, 2011 was 3.75%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $22,000 change to interest expense for the six months ended June 30, 2011.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1*	Certification by Ingrid Jackel, Chief Executive Officer.
31.2*	Certification by Jeff Berry, Chief Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Physicians Formula Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.

/s/ Ingrid Jackel
Date: August 4, 2011	By: Ingrid Jackel
Chief Executive Officer (principal executive officer)

/s/ Jeff M. Berry
Date: August 4, 2011	By: Jeff M. Berry
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
101
The following materials from Physicians Formula Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.