Form 10-Q
period 2011-09-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2011-11-04
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 1, 2011, was 13,605,675.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$382	$110
Accounts receivable, net of allowance for doubtful accounts of $972 and $1,131 as of September 30, 2011 and December 31, 2010, respectively	15,765	24,394
Inventories	24,322	23,305
Prepaid expenses and other current assets	1,139	2,234
Income taxes receivable	1,473	294
Deferred tax assets, net	7,200	7,649
Total current assets	50,281	57,986

PROPERTY AND EQUIPMENT, NET	2,797	3,056
OTHER ASSETS, NET	5,348	5,480
INTANGIBLE ASSETS, NET	30,927	32,251
TOTAL ASSETS	$89,353	$98,773

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,259	$9,061
Accrued expenses	1,339	2,834
Trade allowances	6,449	6,293
Sales returns reserve	6,886	10,700
Income taxes payable	—	535
Line of credit borrowings	206	1,406
Total current liabilities	21,139	30,829

DEFERRED TAX LIABILITIES, NET	8,289	8,738
RELATED PARTY LONG-TERM DEBT, net of unamortized discount of $742 and $854 as of September 30, 2011 and December 31, 2010, respectively	7,890	7,525
OTHER LONG-TERM LIABILITIES	652	503
Total liabilities	37,970	47,595

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock, $0.01 par value—50,000,000 shares authorized, 13,605,675 and 13,589,668 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	136	136
Additional paid-in capital	62,549	61,930
Accumulated deficit	(11,302)	(10,888)
Total stockholders’ equity	51,383	51,178
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,353	$98,773

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
NET SALES	$15,870	$14,335	$57,876	$58,062
COST OF SALES	7,988	7,554	29,631	30,326
GROSS PROFIT	7,882	6,781	28,245	27,736
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,297	6,898	27,150	24,173
(LOSS) INCOME FROM OPERATIONS	(415)	(117)	1,095	3,563
INTEREST EXPENSE, NET	606	578	1,832	1,850
OTHER EXPENSE (INCOME)	43	(25)	30	(13)
(LOSS) INCOME BEFORE (BENEFIT) PROVISION FOR INCOME TAXES	(1,064)	(670)	(767)	1,726
(BENEFIT) PROVISION FOR INCOME TAXES	(527)	(250)	(353)	260
NET (LOSS) INCOME	$(537)	$(420)	$(414)	$1,466

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.04)	$(0.03)	$(0.03)	$0.11
Diluted	$(0.04)	$(0.03)	$(0.03)	$0.10

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,605,675	13,589,668	13,595,473	13,589,668
Diluted	13,605,675	13,589,668	13,595,473	14,405,760

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(414)	$1,466
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,712	3,343
Loss on disposal of other assets	90	—
Exchange rate loss (gain)	120	34
Deferred income taxes	—	1,502
Provision for bad debts	(86)	(137)
Amortization of debt discount and debt issuance costs	599	551
Stock-based compensation expense	550	870
Payment in kind interest	254	245
Changes in assets and liabilities:
Accounts receivable	8,595	11,001
Inventories	(977)	(4,772)
Prepaid expenses and other current assets	1,095	483
Accounts payable	(2,121)	(3,771)
Accrued expenses, trade allowances and sales returns reserve	(5,153)	(7,515)
Income taxes receivable/payable	(1,714)	1,462
Other long-term liabilities	176	(13)
Net cash provided by operating activities	4,726	4,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of $168 and ($22) non-cash capital expenditures for the nine months ended September 30, 2011 and 2010, respectively	(860)	(311)
Other assets, net of $513 non-cash retail permanent fixture expenditures for the nine months ended September 30, 2011	(2,407)	(508)
Net cash used in investing activities	(3,267)	(819)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on line of credit	(1,200)	(5,825)
Debt issuance costs	(16)	(525)
Exercise of stock options	29	—
Net cash used in financing activities	(1,187)	(6,350)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	272	(2,420)
CASH AND CASH EQUIVALENTS—Beginning of period	110	3,797
CASH AND CASH EQUIVALENTS—End of period	$382	$1,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$978	$1,177
Cash paid for income taxes, net	$1,185	$(2,794)

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

The accompanying condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2011, its results of operations for the three and nine months ended September 30, 2011 and 2010 and its cash flows for the nine months ended September 30, 2011 and 2010. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2011. The condensed consolidated balance sheet as of December 31, 2010 has been derived from the audited consolidated balance sheet as of that date.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Customer A	40%	32%	35%	32%
Customer B	13%	20%	19%	20%
Customer C	11%	14%	11%	13%

Two customers individually accounted for 10% or more of gross accounts receivable and together accounted for 55% of gross accounts receivable at September 30, 2011.  Three customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 53% of gross accounts receivable at September 30, 2010.

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

•Level 1 – Quoted prices in active markets for identical assets or liabilities.

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

The fair value of the Company’s related party long-term debt was approximately $8.2 million at September 30, 2011 and is classified within Level 3 of the fair value hierarchy (see Note 6, Financing Arrangements, for further details).

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net (loss) income	$(537)	$(420)	$(414)	$1,466
Denominator:
Weighted-average number of common shares—basic	13,606	13,590	13,595	13,590
Effect of dilutive stock options	—	—	—	479
Effect of dilutive warrants	—	—	—	337
Weighted-average number of common shares—diluted	13,606	13,590	13,595	14,406
Net (loss) income per common share:
Basic	$(0.04)	$(0.03)	$(0.03)	$0.11
Diluted	$(0.04)	$(0.03)	$(0.03)	$0.10

Stock options and warrants for the purchase of approximately 3,007,000 and 2,655,000 shares of common stock were excluded from the above calculation during the three months ended September 30, 2011 and 2010, respectively, as the effect of these were anti-dilutive. Stock options for the purchase of approximately 3,007,000 and 1,434,000 shares of common stock were excluded from the above calculation during the nine months ended September 30, 2011 and 2010, respectively, as the effect of those options was anti-dilutive.

3.  INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials and components	$13,045	$11,586
Finished goods	11,277	11,719
Total	$24,322	$23,305

4.  OTHER ASSETS

Other assets consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
Retail permanent fixtures, net of accumulated amortization of $3,724 and $2,287 as of September 30, 2011 and December 31, 2010, respectively	$3,470	$3,343
Capitalized debt issuance costs, net of accumulated amortization of $1,296 and $807 as of September 30, 2011 and December 31, 2010, respectively	1,075	1,489
Restricted investments	248	276
Deposits	381	176
Income taxes receivable	112	112
Other	62	84
Total	$5,348	$5,480

Retail permanent fixtures are permanent fixtures for the display of the Company’s products at certain of the Company's retail customer stores. The Company incurred costs for retail permanent fixtures of $86,000 and $72,000 for the three months ended September 30, 2011 and 2010, respectively, and $1.7 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively. These retail permanent fixtures are being placed in service in connection with the retail customers’ resets of selling space and are recorded at cost. These costs are amortized over a period of three years. Amortization expense was $499,000 and $355,000 for the three months ended September 30, 2011 and 2010, respectively, and $1.4 million and $1.0 million for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, amortization of retail permanent fixtures is expected to be approximately $503,000 for the remainder of 2011, $1.1 million for 2012, $621,000 for 2013 and $71,000 for 2014. As of September 30, 2011, approximately $1.2 million of retail permanent fixtures have not been placed into service.

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

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which funds the non-qualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value. Unrealized (losses) gains related to these investments were ($44,000) and $25,000 for the three months ended September 30, 2011 and 2010, respectively. Unrealized (losses) gains related to these investments were ($33,000) and $4,000 for the nine months ended September 30, 2011 and 2010, respectively.

5.  INTANGIBLE ASSETS

Definite-lived intangible assets consisted of the following (in thousands):

	September 30, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patents	$8,699	$(4,592)	$4,107	$8,699	$(4,157)	$4,542
Distributor relationships	23,701	(9,381)	14,320	23,701	(8,492)	15,209
Total	$32,400	$(13,973)	$18,427	$32,400	$(12,649)	$19,751

Amortization expense was $442,000 and $441,000 for the three months ended September 30, 2011 and 2010, respectively, and $1.3 million for each of the nine month periods ended September 30, 2011 and 2010. Amortization of definite-lived intangible assets will be approximately $442,000 for the remainder of 2011 and approximately $1.8 million in each of the next five years. Additionally, the Company did not identify any events or circumstances that would require an impairment analysis of its definite-lived intangible assets, and other long-lived assets as of September 30, 2011.

Indefinite-lived intangible assets consist exclusively of trade names and had a carrying amount of $12.5 million as of September 30, 2011 and December 31, 2010. The Company evaluates indefinite-lived intangible assets for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable.

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

6.  FINANCING ARRANGEMENTS

New Senior Credit Agreement

Physicians is a party to a senior credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, N.A., acting through its Wells Fargo Business Credit operating division (“Wells Fargo”), which replaced Physicians’ previous asset-based revolving credit facility (the “old revolving credit facility”) with Union Bank, N.A. (“Union Bank”). An amendment entered into in September 2011 extended the maturity date of the Credit Agreement from November 6, 2012 to November 6, 2015, as more fully described below.

The maximum amount available for borrowing under the line of credit portion of the Credit Agreement is equal to the lesser of $25.0 million and a borrowing base formula equal to: (i) 65% or such lesser percentage of eligible accounts receivable as Wells Fargo in its discretion as an asset-based lender may deem appropriate; plus (ii) the least of (1) $14.0 million and (2) the sum of specified percentages (or such lesser percentages as Wells Fargo in its discretion as an asset-based lender may deem appropriate) of each of the following items of eligible inventory (as defined in the Credit Agreement): (A) eligible inventory consisting of finished goods that are fully packaged, labeled and ready for shipping, not to exceed 65% of such eligible inventory, (B) eligible inventory consisting of semi-finished goods which are ready for packaging and shipping, not to exceed $4.0 million, (C) eligible inventory consisting of raw materials, not to exceed $1.5 million, (D) eligible inventory consisting of blank components, not to exceed $1.0 million and (E) eligible inventory consisting of returned items, not to exceed $0.75 million; plus (iii) the cash balance in a certain Canadian concentration account; less (iv) a working capital reserve of $1.0 million, as such amount may be adjusted by Wells Fargo from time to time, and a borrowing base reserve that Wells Fargo establishes from time to time in its discretion as a secured asset-based lender; less (v) indebtedness owed to Wells Fargo other than indebtedness outstanding under the new revolving credit facility. Availability under the line of credit portion of the Credit Agreement is reduced by outstanding letters of credit.

Floating rate borrowings on the line of credit under the Credit Agreement accrue interest at a daily rate equal to the three-month LIBOR plus 2.75% and fixed rate borrowings on the line of credit accrue interest at a fixed rate equal to the three-month LIBOR plus 2.75% on the date of borrowing. Interest on floating rate borrowings is payable monthly in arrears and interest on fixed rate borrowings are payable upon the expiration of the fixed rate term, subject to minimum monthly interest payments in the amount of $15,000 with a $250,000 annual minimum. Under the Credit Agreement, Physicians is required to pay to Wells Fargo an unused credit line fee equal to 0.5% per annum and various other fees associated with cash management and other related services. Physicians may at any time reduce the maximum amount available for borrowing or terminate the facility prior to the scheduled maturity date by paying breakage fees, which have been amended so that if the maximum amount available for borrowing is reduced or terminated on or before November 6, 2011, the breakage fee would equal 1.5% of the maximum amount of the revolving credit facility or amount of the reduction in the credit facility, decreasing to 1.0% if the termination or reduction occurs after November 6, 2011, but on or before November 6, 2012, and decreasing to 0.5% if the termination or reduction occurs after November 6, 2012.

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

The Credit Agreement requires the Company to comply with financial covenants, as further described below. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $4.5 million for the year ending December 31, 2011. As of September 30, 2011, the Company held no assets aside from its investment in Physicians. The Credit Agreement also contains customary events of default, including a change of control of Physicians. As of September 30, 2011, the Company was in compliance with the covenants contained in the Credit Agreement (see further details below).

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

On September 30, 2011, Physicians entered into the third amendment to the Credit Agreement (the “Third Amendment”) with Wells Fargo. Pursuant to the Third Amendment, Wells Fargo will provide for a $4.0 million term loan (the “Term Loan”) in addition to the current asset-based revolving credit facility. In accordance with the Third Amendment, the Company will use the entire proceeds from the Term Loan in addition to monies from the existing line of credit to repay in full all outstanding borrowings, interest, prepayment fees, and any other amounts due and owing under its senior subordinated note with Mill Road Capital, L.P. (“Mill Road”). The Term Loan will be funded by Wells Fargo no later than November 15, 2011 and bears interest at a rate equal to the three-month LIBOR plus 3.5%. The Term Loan is payable in 44 monthly equal installments of $83,333, beginning on the first day of the first calendar month after the funds are disbursed.

The Third Amendment also increased the Company's minimum net book worth financial covenant by at least $250,000 at each test date. In addition, as of September 30, 2011 and December 31, 2011, the Company is required to comply with a maximum leverage ratio, which is borrowed money of Physicians divided by Adjusted EBITDA, of not greater than 2.5 to 1.0. There were no changes to the Company's covenants related to Adjusted EBITDA or maximum capital expenditures. In connection with the Third Amendment, the Company paid Wells Fargo an amendment fee of $50,000 and related expenses.

The Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350. The Credit Agreement requires that the Company has a minimum book net worth of $47.5 million as of September 30, 2011.  As of September 30, 2011, the Company was in compliance with such covenant.  The Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to the Company’s inventory reserves for obsolete, excess, or slow moving inventory. The Credit Agreement requires the Company to maintain a minimum Adjusted EBITDA of at least $2.0 million for the 12 months ended September 30, 2011 and at least $1 for the six months ended September 30, 2011. As of September 30, 2011, the Company was in compliance with such covenants.

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

Borrowings under the revolving credit facility are guaranteed by both the Company and the domestic subsidiaries of Physicians and are secured by (i) a pledge of the capital stock of Physicians and its subsidiaries and (ii) substantially all of the assets of the Company and its subsidiaries.

As of September 30, 2011 and December 31, 2010, there was $206,000 and $1.4 million outstanding under the revolving credit facility, respectively, at interest rates of 3.88% and 3.80%, respectively. As of September 30, 2011 and December 31, 2010, there were no outstanding letters of credit and $13.2 million and $15.8 million available under the revolving credit facility, respectively. The revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the revolving credit facility. As such, in accordance with ASC 470-10-45, the Company classified the above outstanding amount under the revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

Senior Subordinated Note

Physicians, along with the Company and certain guarantor subsidiaries, is party to a Senior Subordinated Note Purchase and Security Agreement (the “Note Agreement”) with Mill Road Capital, L.P. (“Mill Road”) which is reported as Related Party Long-Term Debt on the accompanying condensed consolidated balance sheets. Pursuant to the Note Agreement, Physicians issued a senior subordinated note to Mill Road in an aggregate principal amount equal to $8.0 million (the “Senior Subordinated Note”). An amendment entered into in April 2010 extended the maturity date of the Senior Subordinated Note from May 2013 to November 2014 and reduced the interest rate from 19% to 14% per annum, as more fully described below. Interest expense related to the Senior Subordinated Note totaled approximately $237,000 and $291,000 for the three months ended September 30, 2011 and 2010, respectively, and $890,000 and $995,000 for the nine months ended September 30, 2011 and 2010, respectively, of which $70,000 was included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2011.

Subject to the terms of the Credit Agreement, the Senior Subordinated Note may be redeemed in whole or in part prior to November 6, 2011 at an amount equal to 104% of the aggregate principal amount of the outstanding Senior Subordinated Note, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012.  In addition, Physicians must make an offer to redeem the Senior Subordinated Note upon a change of control of Physicians at the then applicable redemption price.  The Company is required to comply with substantially the same covenants under the Note Agreement that it is required to comply with under the Credit Agreement.  In addition, the events of default under the Note Agreement are substantially the same as the events of default under the Credit Agreement.  The Senior Subordinated Note is guaranteed by the Company and Physicians’ subsidiaries and is secured by a first lien on certain intellectual property and a second lien on substantially all of the other assets of the Company and its subsidiaries and pledges of the stock of Physicians and its subsidiaries.  The value of the collateral subject to these liens is limited to the lesser of 10% of the value of the assets of Physicians Formula Holdings, Inc. and its subsidiaries and 10% of the value of all outstanding common stock of Physicians Formula Holdings, Inc. as of November 6, 2009 (the “10% Cap”).  Pursuant to an intercreditor agreement entered into between Physicians, Mill Road and Wells Fargo in connection with the Credit Agreement and Note Agreement (the “Intercreditor Agreement”), the Senior Subordinated Note is subordinate in right of payment to the prior payment of all obligations under the Credit Agreement, and the liens securing the obligations under the Note Agreement are junior and subordinate to the liens securing the obligations under the Credit Agreement (except for first liens on certain intellectual property). In addition, the Intercreditor Agreement prohibits certain amendments to the Note Agreement without the consent of Wells Fargo and prohibits certain amendments to the Credit Agreement without the consent of Mill Road.

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

The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Additionally, during 2010, the Company recorded the income tax effect of the debt discount of $332,000 to additional paid-in-capital, as a reduction of the $940,000 recorded above, and established a corresponding deferred income tax liability. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $237,000 and $291,000 for the three months ended September 30, 2011 and 2010, respectively, and $890,000 and $995,000 for the nine months ended September 30, 2011 and 2010, respectively. Interest expense related to amortization of the debt discount was $41,000 and $32,000 for the three months ended September 30, 2011 and 2010, respectively, and $112,000 and $53,000 for the nine months ended September 30, 2011 and 2010, respectively.

Long-term debt and the equity component of the Senior Subordinated Note as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Senior Subordinated Note	$8,379	$8,130
Unamortized discount	(742)	(854)
Accrued payable in kind interest	253	249
Net carrying value of Senior Subordinated Note	$7,890	$7,525

The estimated fair value of the Senior Subordinated Note, based on publicly traded debt of comparable companies with similar features, was approximately $8.2 million compared to its carrying value of $7.9 million at September 30, 2011.

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

8.  EQUITY AND STOCK OPTION PLANS

On April 30, 2010, in connection with the Second Note Amendment, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road Capital, L.P. pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of the Company's common stock at an exercise price of $0.25 per share. As of September 30, 2011, none of these warrants have been exercised. See Note 6, Financing Arrangements, for a detailed discussion.

2006 Equity Incentive Plan

In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of September 30, 2011, a total of 439,396 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year (until and including the first date of fiscal year 2016) by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the compensation committee of the Board of Directors.

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

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2011	1,876,208	$5.38		136,681	$0.10
Granted	370,500	3.91
Exercised	(16,007)	1.83		—	—
Cancelled	(9,707)	1.86		—	—
Forfeited	(286)	2.30		—	—
Options outstanding—September 30, 2011	2,220,708	$5.18	$(5,385,000)	136,681	$0.10	$362,000
Vested and expected to vest—September 30, 2011	2,220,708	$5.18	$(5,385,000)	136,681	$0.10	$362,000

The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the nine months ended September 30, 2011 and 2010 utilizing the following weighted-average assumptions:

	Nine Months Ended September 30,
	2011	2010
Risk-free interest rate	1.8%	2.2%
Volatility	81.1%	47.8%
Dividend rate	None	None
Life in years	6.0	5.1

The risk-free interest rate is based-upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate for the nine months ended September 30, 2011 was based on the daily historical volatility of the Company's own stock. The expected volatility rate for the nine months ended September 30, 2010 was based on companies of similar growth and maturity and of the Company’s peer group in the industry in which it does business because the Company did not have sufficient historical volatility data for its own stock. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. The expected life of the Company’s stock options represents management’s best estimate based upon historical and expected trends in the Company’s stock option activity.

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2011	1,115,763	$7,604,000				136,681	$14,000
Vested	253,786	1,201,000				-	-
Exercised	(16,007)	(29,000)				-	-
Forfeited	(286)	(1,000)				-	-
September 30, 2011	1,353,256	$8,775,000	$6.48	5.6 years	$(5,054,000)	136,681	$14,000	$0.10	2.1 years	$362,000

As of September 30, 2011, the options outstanding under the 2006 Plan and 2003 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 6.6 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

	Number of Options	Weighted- Average Grant Date Fair Value
January 1, 2011	760,445	$1.59
Granted	370,500	2.72
Vested	(253,786)	2.45
Cancelled	(9,707)	0.99
September 30, 2011	867,452	1.83

The total fair value of options that vested during the nine months ended September 30, 2011 and 2010 was $623,000 and $931,000, respectively.

As of September 30, 2011, total unrecognized estimated compensation cost related to non-vested stock options was approximately $1.6 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years. The Company recorded approximately $29,000 of cash received from the exercise of 16,007 stock options during the nine months ended September 30, 2011 and issued 16,007 of new shares of common stock. There were no exercises of stock options during the nine months ended September 30, 2010.

The Company recognized $596,000 and $927,000 of pre-tax, non-cash, share-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively.  Non-cash, share-based compensation cost of $46,000 was a component of cost of sales and $550,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011. Non-cash share-based compensation cost of $57,000 was a component of cost of sales and $870,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2010. The Company recognized a related tax benefit of $244,000 and $379,000 for the nine months ended September 30, 2011 and 2010, respectively.  The Company capitalized non-cash share-based compensation expense of $38,000 and $59,000 in inventory for the nine months ended September 30, 2011 and 2010, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits, if any, are classified as financing cash flows. During the nine months ended September 30, 2011 and 2010, there were no significant excess tax benefits.

9.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States and Canada. As of September 30, 2011, the Company had total assets of $1.8 million located in Canada, or 2.1% of the Company’s total assets, including approximately $847,000 of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
United States	$13,862	$12,694	$50,609	$50,445
Canada	1,821	1,352	6,797	7,153
Australia and other	187	289	470	464
	$15,870	$14,335	$57,876	$58,062

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

We sell our products to mass market retailers such as Wal-Mart, Target, CVS and Rite Aid. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in approximately 25,700 of the 45,500 stores in which we estimate our masstige competitors’ products are sold.  We seek to be first-to-market with new products within this channel, and we are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, 36.1% of our gross sales from 2008 to 2010.

Overview of U.S. Market Share Data

Based on retail sales data provided by ACNielsen, our approximate dollar share of the masstige market, as defined below, was 6.0% for the 52 weeks ended October 1, 2011 compared to 6.3% for the same period in the prior year. This represents a 1% decrease in our dollar sales of the masstige market as compared to the same period last year, which was primarily driven by the loss of a major customer who no longer sold our products as of June 2010. The overall dollar sales for the masstige market increased 3% during this period.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure as of the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, returns, trade allowances, inventories, goodwill and other intangible assets, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of inherently uncertain matters that are included within these accounting policies could result in a significant change to the information presented in the condensed consolidated financial statements. We believe that the estimates and assumptions that are among those most important to gain an understanding of our condensed consolidated financial statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	50.3	52.7	51.2	52.2
Gross profit	49.7	47.3	48.8	47.8
Selling, general and administrative expenses	52.3	48.1	46.9	41.6
(Loss) income from operations	(2.6)	(0.8)	1.9	6.2
Interest expense, net	3.8	4.0	3.2	3.2
Other expense (income)	0.3	(0.2)	0.1	—
(Loss) income before (benefit) provision for income taxes	(6.7)	(4.6)	(1.4)	3.0
(Benefit) provision for income taxes	(3.3)	(1.7)	(0.6)	0.4
Net (loss) income	(3.4)%	(2.9)%	(0.8)%	2.6%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net Sales. Net sales includes revenue recognized from product sales, less estimates for returns and trade allowances. Net sales increased $1.5 million, or 10.7%, to $15.9 million for the three months ended September 30, 2011 from $14.3 million for the three months ended September 30, 2010. These results were driven by an increase in gross sales of $4.4 million, which was partially offset by an increase in trade spending of $2.1 million and an increase in our returns provision of $813,000. The increase in gross sales was due to growth in color cosmetics, as well as gross sales associated with the launch of our new skin care line at Wal-Mart.

Our provision for trade allowances with retailers increased $2.1 million, or 65.3%, to $5.3 million for the three months ended September 30, 2011 from $3.2 million for the three months ended September 30, 2010. The increase was primarily due to a $1.1 million increase in cooperative advertising, a $691,000 increase in retail marketing and a $329,000 increase in coupon expense, which were implemented to increase brand awareness and trial of our 2011 new products. Also contributing to the increase was a $294,000 increase in cash discounts and miscellaneous allowances, partially offset by a $331,000 decrease in markdowns.

Our provision for returns increased $813,000, or 14.2%, to $6.5 million for the three months ended September 30, 2011 from $5.7 million for the three months ended September 30, 2010 primarily due to higher expected returns resulting from the increase in gross sales. Provision for returns as a percentage of net sales was 41.1% for the three months ended September 30, 2011 compared to 39.9% for the three months ended September 30, 2010.

During the three months ended September 30, 2011, our results included net sales of $2.0 million to our international customers compared to $1.6 million for the three months ended September 30, 2010. The increase in sales to international customers resulted primarily from our Canadian business.

Cost of Sales. Cost of sales increased $434,000, or 5.7%, to $8.0 million for the three months ended September 30, 2011 from $7.6 million for the three months ended September 30, 2010. The increase in cost of sales resulted primarily from higher gross sales, partially offset by lower air freight charges.

Cost of sales as a percentage of net sales improved to 50.3% for the three months ended September 30, 2011 compared to 52.7% for the three months ended September 30, 2010. The decrease in cost of sales as a percentage of net sales was due primarily to improved product mix, lower air freight charges and lower excess and obsolete inventory charges.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 20.3%, to $8.3 million for the three months ended September 30, 2011 from $6.9 million for the three months ended September 30, 2010. The increase was primarily due to a $959,000 increase in marketing spend to increase brand awareness and trial of our 2011 new products, a $246,000 increase in corporate administrative costs, a $154,000 increase in realized and unrealized foreign currency exchange losses and a $136,000 increase in freight and warehouse costs, which were partially offset by a $96,000 decrease in stock-based compensation expense.

Interest Expense, Net. Interest expense, net increased $28,000, or 4.8%, to $606,000 for the three months ended September 30, 2011 from $578,000 for the three months ended September 30, 2010. The increase was primarily due to an increase in the average borrowings outstanding under our credit facility.

Other Expense (Income). Other expense was $43,000 for the three months ended September 30, 2011 compared to other income of $25,000 for the three month ended September 30, 2010, which consisted of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

Benefit for Income Taxes. The benefit for income taxes represents federal, state and local income taxes. For the three months ended September 30, 2011, the benefit for income taxes was $527,000, representing an effective income tax rate of 49.5%. The effective tax rate differed from the statutory rate for the three months ended September 30, 2011, as it was impacted by our forecasted pre-tax results for the year resulting in a higher effective tax rate for the quarter-to-date tax provision as well as fluctuations in permanent differences between book and taxable income such as the domestic production activities deduction, charitable contributions, and research and development credits. For the three months ended September 30, 2010, the benefit for income taxes was $250,000, representing an effective income tax rate of 37.3%. The effective tax rate differed from the statutory rate for the three months ended September 30, 2010, primarily due to the impact of charitable contributions and other fluctuations in permanent differences between book and taxable income such as research and development credits.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Net Sales.  Net sales includes revenue recognized from product sales, less estimates for returns and trade allowances. Net sales decreased $186,000, or 0.3%, to $57.9 million for the nine months ended September 30, 2011 from $58.1 million for the nine months ended September 30, 2010. These results were driven by an increase in gross sales of $8.0 million, which was more than entirely offset by an increase in trade spending of $8.0 million and an increase in our returns provision of $223,000. The increase in gross sales was due to successful 2011 new product sales, the launch of our new skin care line, as well as growth in our base product line.

Our provision for trade allowances with retailers increased $8.0 million, or 46.5%, to $25.1 million for the nine months ended September 30, 2011 from $17.1 million for the nine months ended September 30, 2010. The increase was primarily due to a $3.4 million increase in cooperative advertising, a $2.8 million increase in retail marketing and a $1.0 million increase in coupon expense, which were implemented to increase brand awareness and trial of our 2011 new products. Also contributing to the increase was a $552,000 increase in markdowns and a $194,000 increase in cash discounts and miscellaneous allowances.

Our provision for returns increased $223,000, or 2.0%, to $11.4 million for the nine months ended September 30, 2011 from $11.2 million for the nine months ended September 30, 2010 primarily due to higher expected returns resulting from the increase in gross sales. Provision for returns as a percentage of net sales was 19.7% for the nine months ended September 30, 2011 compared to 19.2% for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, our results included net sales of $7.3 million to our international customers compared to $7.6 million for the nine months ended September 30, 2010. The decrease in sales to international customers resulted primarily from our Canadian business.

Cost of Sales.  Cost of sales decreased $695,000, or 2.3%, to $29.6 million for the nine months ended September 30, 2011 from $30.3 million for the nine months ended September 30, 2010. The decrease in cost of sales resulted primarily from lower air freight charges.

Cost of sales as a percentage of net sales improved to 51.2% for the nine months ended September 30, 2011 compared to 52.2% for the nine months ended September 30, 2010. The decrease in cost of sales as a percentage of net sales was due to the factors mentioned above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.0 million, or 12.3%, to $27.2 million for the nine months ended September 30, 2011 from $24.2 million for the nine months ended September 30, 2010. The increase was primarily due to a $2.7 million increase in marketing spend to increase brand awareness and trial of our 2011 new products, a $626,000 increase in corporate administrative costs, a $311,000 increase in sales force and sales administrative expenses, a $142,000 increase realized and unrealized foreign currency exchange losses, which were partially offset by a $381,000 decrease in distribution costs, a $331,000 decrease in stock-based compensation expense and a $103,000 decrease in freight and warehouse costs.

Interest Expense, Net.  Interest expense, net decreased $18,000, or 1.0%, to $1.8 million for the nine months ended September 30, 2011 from $1.9 million for the nine months ended September 30, 2010. The decrease was primarily due to a decrease in the average borrowings outstanding under our credit facility.

Other Expense (Income).  Other expense was $30,000 for the nine months ended September 30, 2011 compared to other income of $13,000 for the nine month ended September 30, 2010, which consisted of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

(Benefit) Provision for Income Taxes.  The (benefit) provision for income taxes represents federal, state and local income taxes. For the nine months ended September 30, 2011, the benefit for income taxes was $353,000, representing an effective income tax rate of 46.0%. The effective tax rate differed from the statutory rate for the nine months ended September 30, 2011, as it was impacted by our forecasted pre-tax results for the year resulting in a higher annual effective tax rate for the year-to-date tax provision as well as fluctuations in permanent differences between book and taxable income such as the domestic production activities deduction, charitable contributions, and research and development credits. We believe that 46.0% will be an appropriate tax rate estimate for the 2011 fiscal year. For the nine months ended September 30, 2010, the provision for income taxes was $260,000, representing an effective income tax rate of 15.1%. The effective tax rate differed from the statutory rate for the nine months ended September 30, 2010, primarily due to the impact of the graduated federal tax rates, charitable contributions and other fluctuations in permanent differences between book and taxable income such as research and development credits.

In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the reversal of deferred income tax liabilities. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. At September 30, 2011, we had net deferred tax assets of $3.5 million, excluding the deferred tax liability related to our trade names. In evaluating the likelihood that these deferred tax assets will be realized, we considered, among other factors, our pre-tax results in each of the past years, the reasons for any losses in those periods and the projected financial results for 2011 and 2012. As a result of this evaluation, we concluded that it was more likely than not that the deferred tax assets would be realized. If our business does not recover and return to profitability in the near term as projected by management, we could be required to establish a non-cash valuation allowance against a portion or all of the deferred tax assets, which could adversely affect operating results and liquidity (as a result of potential non-compliance with certain financial covenants).

Liquidity and Capital Resources

Cash Flows

As of September 30, 2011, we had $382,000 in cash and cash equivalents compared to $110,000 in cash and cash equivalents as of December 31, 2010. As of September 30, 2011, we had $206,000 outstanding and $13.2 million of availability under our revolving credit facility. The significant components of our working capital are accounts receivable, inventories, deferred tax assets, net, accounts payable, trade allowances, sales returns reserve and line of credit borrowings.

Operating Activities.  Cash provided by operating activities decreased $23,000, or 0.5%, to $4.7 million for the nine months ended September 30, 2011 from $4.7 million for the nine months ended September 30, 2010. The net decrease in cash provided by operating activities resulted primarily from lower net non-cash activities impacting net loss partially offset by favorable changes in net working capital.

Days sales outstanding ("DSO"), as calculated on a trailing 4-month basis, decreased 5.3 days to 49.0 days at September 30, 2011 from 54.3 days at September 30, 2010. We regularly reevaluate our customers' ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. As of September 30, 2011, we had $15.8 million of accounts receivable, net of which $8.1 million had not been collected as of October 31, 2011.

Our inventory turnover rate increased to an annualized 1.8 times per year for the nine months ended September 30, 2011 compared to an annualized 1.7 times per year for the nine months ended September 30, 2010. We categorize our inventories into three groups: salable inventory, excess (slow moving) inventory and obsolete inventory. Salable inventory are products that remain in distribution and for which we have less than twelve months of forecasted sales of inventory on hand. Slow moving inventory are products that also remain in distribution, but for which we have more than twelve months of forecasted sales of inventory on hand. Obsolete inventory are products that no longer are in distribution with our retailer customers and we consider the salability of such inventory through secondary markets. We assess and reserve for salable, slow moving and obsolete inventory throughout the year based on our historical experience in conjunction with an analysis of our current slow moving and obsolete inventory levels, forecasted plans and sales trends and planned product discontinuances. Our assessment includes discussions with our retailer customers about products to include in future retail store shelf layouts and, if a product loses distribution across all retail partners, it will be deemed obsolete. Typically such product discussions with our retailer customers, and related planned product discontinuances, are completed during the fourth quarter of each fiscal year. As such, during the fourth quarter, the provision for obsolete and slow moving inventory is generally higher than other quarters during our fiscal year. Based on the above process, our provision for slow moving and obsolete inventory was $299,000 and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively. The decrease in our provision for obsolete and slow moving inventory for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to the long-term benefits of our 2009 SKU rationalization which has led to improved supply chain management and fewer returns.

Included in our inventory balance as of September 30, 2011 is excess and obsolete inventory with a net carrying amount of $6.3 million, which has been adjusted by reserves based on our assessment process noted above. Based on the factors identified above, we anticipate that we will be able to fully realize the value of our net inventory. However, our reserve for slow moving and obsolete inventory requires management to make assumptions and to apply judgment regarding forecasted consumer demand and sales trends, sales prices and other factors. Therefore, if our estimates regarding these forecasts and estimates are inaccurate, including if our forecasted product distribution for fiscal 2012 changes or if we are not able to liquidate our excess and obsolete inventory at its net carrying value, it is reasonably possible we may need to increase our provision for slow moving and obsolete inventory in fiscal 2011, which could adversely affect our operating results and liquidity (as a result of potential non-compliance with certain financial covenants).

Investing Activities.   Cash used in investing activities for the nine months ended September 30, 2011 was $3.3 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our information technology infrastructure. Cash used in investing activities for the nine months ended September 30, 2010 was $819,000, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our manufacturing and distribution equipment and information technology infrastructure.

Financing Activities.   Cash used in financing activities was $1.2 million for the nine months ended September 30, 2011 compared to $6.4 million for the nine months ended September 30, 2010. The decrease in cash used in financing activities was primarily due to lower net payments on our line of credit from Wells Fargo and lower payments for debt issuance costs.

Future Liquidity and Capital Needs. Our net working capital increased $2.0 million, or 7.3%, to $29.1 million as of September 30, 2011 from $27.2 million as of December 31, 2010. We anticipate that requirements for working capital will increase during the fourth quarter of 2011, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $3.6 million for 2011 for several key projects, including $2.3 million in investments in retail permanent fixtures, $688,000 in improvements to our information technology infrastructure, $463,000 in improvements to other manufacturing and distribution equipment, $110,000 to upgrade a product assembly line and $56,000 in improvements to our research and development equipment.  We expect capital requirements related to fixture infrastructure to total $7.9 million for the period from September 2008 (inception of the project) to December 2011 (end of our fiscal year), of which $7.3 million was incurred as of September 30, 2011. We incurred $692,000 for capital expenditures and $1.7 million for investments in retail permanent fixtures for the nine months ended September 30, 2011. We believe that our cash flows from operations and funds from our existing financing arrangements will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

Senior Credit Agreement.  Physicians is a party to a senior credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, N.A., acting through its Wells Fargo Business Credit operating division (“Wells Fargo”), which replaced Physicians’ previous asset-based revolving credit facility (the “old revolving credit facility”) with Union Bank. An amendment entered into in September 2011 extended the maturity date of the Credit Agreement from November 6, 2012 to November 6, 2015, as more fully described below.

The maximum amount available for borrowing under the line of credit portion of the Credit Agreement is equal to the lesser of $25.0 million and a borrowing base formula equal to: (i) 65% or such lesser percentage of eligible accounts receivable as Wells Fargo in its discretion as an asset-based lender may deem appropriate; plus (ii) the least of (1) $14.0 million and (2) the sum of specified percentages (or such lesser percentages as Wells Fargo in its discretion as an asset-based lender may deem appropriate) of each of the following items of eligible inventory (as defined in the Credit Agreement): (A) eligible inventory consisting of finished goods that are fully packaged, labeled and ready for shipping, not to exceed 65% of such eligible inventory, (B) eligible inventory consisting of semi-finished goods which are ready for packaging and shipping, not to exceed $4.0 million, (C) eligible inventory consisting of raw materials, not to exceed $1.5 million, (D) eligible inventory consisting of blank components, not to exceed $1.0 million and (E) eligible inventory consisting of returned items, not to exceed $0.75 million; plus (iii) the cash balance in a certain Canadian concentration account; less (iv) a working capital reserve of $1.0 million, as such amount may be adjusted by Wells Fargo from time to time, and a borrowing base reserve that Wells Fargo establishes from time to time in its discretion as a secured asset-based lender; less (v) indebtedness owed to Wells Fargo other than indebtedness outstanding under the new revolving credit facility. Availability under the line of credit portion of the Credit Agreement is reduced by outstanding letters of credit.

Floating rate borrowings on the line of credit under the Credit Agreement accrue interest at a daily rate equal to the three-month LIBOR plus 2.75%, and fixed rate borrowings on the line of credit accrue interest at a fixed rate equal to the three-month LIBOR plus 2.75% on the date of borrowing. Interest on floating rate borrowings is payable monthly in arrears and interest on fixed rate borrowings are payable upon the expiration of the fixed rate term, subject to minimum monthly interest payments in the amount of $15,000 with a $250,000 annual minimum. Under the Credit Agreement, Physicians is required to pay to Wells Fargo an unused credit line fee equal to 0.5% per annum and various other fees associated with cash management and other related services. Physicians may at any time reduce the maximum amount available for borrowing or terminate the facility prior to the scheduled maturity date by paying breakage fees, which have been amended so that if the maximum amount available for borrowing is reduced or terminated on or before November 6, 2011, the breakage fee would equal 1.5% of the maximum amount of the revolving credit facility or amount of the reduction in the credit facility, decreasing to 1.0% if the termination or reduction occurs after November 6, 2011, but on or before November 6, 2012, and decreasing to 0.5% if the termination or reduction occurs after November 6, 2012.

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

The Credit Agreement requires us to comply with financial covenants, as further described below. In addition, we are required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow us to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $4.5 million for the year ending December 31, 2011. As of September 30, 2011, we held no assets aside from the investment in Physicians. The Credit Agreement also contains customary events of defaults, including a change of control of Physicians. As of September 30, 2011, we were in compliance with the covenants contained in the Credit Agreement (see further details below).

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

On September 30, 2011, Physicians entered into the third amendment to the Credit Agreement (the “Third Amendment”) with Wells Fargo. Pursuant to the Third Amendment, Wells Fargo will provide for a $4.0 million term loan (the “Term Loan”) in addition to the current asset-based revolving credit facility. In accordance with the Third Amendment, we will use the entire proceeds from the Term Loan in addition to monies from the existing line of credit to repay in full all outstanding borrowings, interest, prepayment fees, and any other amounts due and owing under our senior subordinated note with Mill Road Capital, L.P. (“Mill Road”). The Term Loan will be funded by Wells Fargo no later than November 15, 2011 and bears interest at a rate equal to the three-month LIBOR plus 3.5%. The Term Loan is payable in 44 monthly equal installments of $83,333, beginning on the first day of the first calendar month after the funds are disbursed.

The Third Amendment also increased our minimum net book worth financial covenant by at least $250,000 at each test date. In addition, as of September 30, 2011 and December 31, 2011, we are required to comply with a maximum leverage ratio, which is borrowed money of Physicians divided by Adjusted EBITDA, of not greater than 2.5 to 1.0. There were no changes to our covenants related to Adjusted EBITDA or maximum capital expenditures. In connection with the Third Amendment, we paid Wells Fargo an amendment fee of $50,000 and related expenses.

The Credit Agreement defines “book net worth” as our stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350. The Credit Agreement requires that we have a minimum book net worth of $47.5 million as of September 30, 2011.  As of September 30, 2011, we were in compliance with such covenant.  The Credit Agreement defines “Adjusted EBITDA” as our consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to our inventory reserves for obsolete, excess, or slow moving inventory. The Credit Agreement requires that we maintain a minimum Adjusted EBITDA of at least $2.0 million for the 12 months ended September 30, 2011 and at least $1 for the six months ended September 30, 2011. As of September 30, 2011, we were in compliance with such covenants.

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

Borrowings under the revolving credit facility are guaranteed by both us and the domestic subsidiaries of Physicians and are secured by (i) a pledge of the capital stock of Physicians and its subsidiaries and (ii) substantially all of the assets of Physicians Formula Holdings, Inc. and its subsidiaries.

As of September 30, 2011 and December 31, 2010, there was $206,000 and $1.4 million outstanding under the revolving credit facility, respectively, at interest rates of 3.88% and 3.80%, respectively. As of September 30, 2011 and December 31, 2010, there were no outstanding letters of credit and $13.2 million and $15.8 million available under the revolving credit facility, respectively. The revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the revolving credit facility. As such, in accordance with ASC 470-10-45, we classified the above outstanding amount under the revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

Senior Subordinated Note.  Physicians, along with the Company and certain guarantor subsidiaries, is party to a Senior Subordinated Note Purchase and Security Agreement (the “Note Agreement”) with Mill Road Capital L.P. (“Mill Road”), which is reported as Related Party Long-Term Debt on the accompanying condensed consolidated balance sheets. Pursuant to the Note Agreement, Physicians issued a senior subordinated note to Mill Road in an aggregate principal amount equal to $8.0 million (the “Senior Subordinated Note”). An amendment entered into during April 2010 extended the maturity date of the Senior Subordinated Note from May 2013 to November 2014 and reduced the interest rate from 19% to 14% per annum, as more fully described below. Interest expense related to the Senior Subordinated Note totaled approximately $237,000 and $291,000 for the three months ended September 30, 2011 and 2010, respectively, and $890,000 and $995,000 for the nine months ended September 30, 2011 and 2010, respectively, of which $70,000 was included in accrued expenses in the accompanying condensed consolidated balance sheet as of September 30, 2011.

Subject to the terms of the Credit Agreement, the Senior Subordinated Note may be redeemed in whole or in part prior to November 6, 2011 at an amount equal to 104% of the aggregate principal amount of the outstanding Senior Subordinated Note, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012.  In addition, Physicians must make an offer to redeem the Senior Subordinated Notes upon a change of control of Physicians at the then applicable redemption price.  We are required to comply with substantially the same covenants under the Note Agreement that it is required to comply with under the Credit Agreement. In addition, events of default under the Note Agreement are substantially the same as the events of default under the Credit Agreement.  The Senior Subordinated Note is guaranteed by us and Physicians’ subsidiaries and is secured by a first lien on certain intellectual property and a second lien on substantially all of our other assets and those of our subsidiaries and pledges of the stock of Physicians and its subsidiaries.  The value of the collateral subject to these liens is limited to the lesser of 10% of the value of the assets of Physicians Formula Holdings, Inc. and its subsidiaries and 10% of the value of all outstanding common stock of Physicians Formula Holdings, Inc. as of November 6, 2009 (the “10% Cap”).  Pursuant to an intercreditor agreement entered into between Physicians, Mill Road and Wells Fargo in connection with the Credit Agreement and Note Agreement (the “Intercreditor Agreement”), the Senior Subordinated Note is subordinate in right of payment to the prior payment of all obligations under the Credit Agreement, and the liens securing the obligations under the Note Agreement are junior and subordinate to the liens securing the obligations under the Credit Agreement (except for first liens on certain intellectual property). In addition, the Intercreditor Agreement prohibits certain amendments to the Note Agreement without the consent of Wells Fargo and prohibits certain amendments to the Credit Agreement without the consent of Mill Road.

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

The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Additionally, during 2010, we recorded the income tax effect of the debt discount of $332,000 to additional paid-in-capital, as a reduction of the $940,000 recorded above, and established a corresponding deferred income tax liability. The unamortized discount for the Senior Subordinated Note will be amortized through the debt maturity date of November 6, 2014. The effective interest rate on the liability component of the Senior Subordinated Note is 17.5%. Interest expense related to the contractual coupon rate was $237,000 and $291,000 for the three months ended September 30, 2011 and 2010, respectively, and $890,000 and $995,000 for the nine months ended September 30, 2011 and 2010, respectively. Interest expense related to amortization of the debt discount was $41,000 and $32,000 for the three months ended September 30, 2011 and 2010, respectively, and $112,000 and $53,000 for the nine months ended September 30, 2011 and 2010, respectively.

Long-term debt and the equity component of the Senior Subordinated Note as of September 30, 2011 and December 31, 2010 are as follows (in thousands):

	September 30, 2011	December 31, 2010
Senior Subordinated Note	$8,379	$8,130
Unamortized discount	(742)	(854)
Accrued payable in kind interest	253	249
Net carrying value of Senior Subordinated Note	$7,890	$7,525

The estimated fair value of the Senior Subordinated Note, based on publicly traded debt of comparable companies with similar features, was approximately $8.2 million compared to its carrying value of $7.9 million at September 30, 2011.

Off-Balance Sheet Transactions

As of September 30, 2011 and December 31, 2010, we had no off-balance sheet arrangements or obligations.

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

(b)  Interest Rate Risk.

Since November 6, 2009, we have been and remain exposed to interest rate risks primarily through borrowings under our Credit Agreement. Interest on these borrowings is based upon variable interest rates. Our weighted-average borrowings outstanding under our senior credit agreement during the nine months ended September 30, 2011 was $2.2 million and the interest rate in effect at September 30, 2011 was 3.875%. A hypothetical 1% increase or decrease in interest rates would have resulted in a $16,000 change to interest expense for the nine months ended September 30, 2011.

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

ITEM 6.  EXHIBITS

Exhibit Number	Description
31.1*	Certification by Ingrid Jackel, Chief Executive Officer.
31.2*	Certification by Jeff M. Berry, Chief Financial Officer.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Physicians Formula Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.

/s/ Ingrid Jackel
Date: November 3, 2011	By: Ingrid Jackel
Chief Executive Officer (principal executive officer)

/s/ Jeff M. Berry
Date: November 3, 2011	By: Jeff M. Berry
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
101
The following materials from Physicians Formula Holdings, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.