Form 10-K
period 2011-12-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2012-03-07
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of June 30, 2011, the aggregate market value of the registrant’s common stock, par value $0.01 per share, held by non-affiliates of the registrant was approximately $42,117,632 (based upon the closing sale price of the common stock on that date on The Nasdaq Global Select Market).

The number of shares of the registrant’s common stock outstanding as of March 1, 2012 was 13,712,558.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Physicians Formula Holdings, Inc. definitive Proxy Statement for our 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2011 are incorporated by reference in Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS

Our Company

The Physicians Formula brand was created in 1937 and we were formed in 2003 as a Delaware corporation. We are one of the ten largest cosmetics companies in the U.S. mass market channel by retail sales based on ACNielsen data for the 52 weeks ended January 21, 2012. We specialize in developing and marketing innovative, premium-priced cosmetic and skin care products for the mass market channel. Our products focus on addressing skin imperfections through a problem-solution approach, rather than focusing on changing fashion trends. Our cosmetic products address specific, everyday cosmetics needs and include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, mascaras and brow makeup. Our skin care products include cleansers, moisturizers and treatments.

We sell our products in the mass market channel to retailers such as Wal-Mart, Target, CVS and Rite Aid. We believe our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently being sold in over 25,000 of the 45,500 stores in which we estimate our masstige competitors’ products are also sold. We seek to be first-to-market with new products within this channel, and we are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 33.3% of our gross sales from 2009 to 2011.

We position ourselves as a mass market prestige, or “masstige” brand, within the U.S. mass market channel of the cosmetics industry. Our primary product categories are face and eye makeup. Based on ACNielsen data, our share of the masstige market at food, drug and mass volume retailers other than Wal-Mart (which does not supply data to ACNielsen) was 5.9% for the 52 weeks ended January 21, 2012.

Our goal is to continue to profitably expand our presence in the mass market channel in the U.S. and abroad. We intend to grow by introducing new and innovative products, expanding our U.S. distribution, entering new categories, expanding into new channels and geographic markets and by improving our operating margin.

Our Competitive Strengths

Differentiated Products with Broad Consumer Appeal.  We market a broad selection of cosmetics that address everyday skin imperfections, in contrast to traditional cosmetics that primarily address changing fashion trends. One of our core areas of expertise is color correction, which involves the use of opposite colors on the color wheel to neutralize skin imperfections, such as under-eye circles, red blemishes, scars or other skin discolorations. We also market a skin care line, which includes three regimens focused on the most common skin concerns: aging, moisture balance and sensitivity & redness. We appeal to a broad consumer base by selling products offering similar quality and benefits as those sold in department stores and high-end specialty retailers at more affordable prices.

Product Innovation.  We consider ourselves a leading product innovator. We have a history of successfully developing new and innovative products and quickly introducing them to the mass market channel. In 1997, we introduced multi-colored face powder to the mass market channel with the launch of Powder Palette®, which continues to be one of our top-selling products today. Other examples of innovative product launches include Covertoxten50™ wrinkle therapy face powder, Bronze Booster bronzers and Magic Mosaic® face powders. Our Mineral Wear® face powder, which we launched in 2005, was the first pressed and multi-colored mineral face powder sold in the mass market channel. In 2008, we introduced the first 100% natural origin makeup line formulated with certified organic ingredients with the launch of our Organic Wear® product line. In 2010, we introduced Healthy Wear™, the first makeup line with SPF 50. In 2011, we launched Happy Booster™, the first ever line of glow and mood boosting makeup, and Eye Booster™, the first ever eyeliner infused with a lash boosting serum sold in the mass market channel. Over the last three years, we have introduced an average of 60 new products each year. Our top three retailer customers stocked, on average, approximately 89.6% of our new product launches in 2011.

Strong Quality Perception and Market Positions.  We are a leading cosmetics brand in the mass market channel, with a loyal consumer base. In a 2007 study commissioned by us, respondents who purchased our brand were asked to rank their perception of the quality of various masstige cosmetics. We received the highest perceived brand quality among masstige cosmetics brands by our consumers. We support our brand with national advertising in leading women’s magazines and on top ranked beauty websites, continuous product innovation and attractive point-of-purchase merchandising. Please refer to “—Market Share” for a more detailed discussion.

Compelling Proposition to Retailers. Our innovative, high-quality products sell at premium price points and generate above-average return on investment for retailers. Our brand enjoys broad consumer appeal across different age groups and ethnicities and attracts consumers who tend to be more affluent. We believe consumer demand for our products has motivated our continuing retailer customers to increase the number of stores in which they sell our products and to increase our assigned shelf space within their stores. Our products have received numerous awards and editorial recognition, including the WWD Beauty Inc. “2011 Skin Care Launch of the Year (Mass)” in December 2011, the Fitness Beauty Award 2011 for “Best Blush” in October 2011, the “Best Bronzer” by Shape magazine in September 2011, the Star magazine Beauty Award 2011 for “Best Eyeliner” in May 2011 and the 2011 Parents magazine Mom Knows Best Beauty Award for “Best Blush” in August 2011.

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

Experienced Management Team.  Our senior management team has considerable experience and expertise, with an average of 20 years of experience in the cosmetics industry. Ingrid Jackel, our Chief Executive Officer, Jeffrey P. Rogers, our President, Geri Lieberman, our Senior Vice President of Marketing, Leslie Keegan, our Senior Vice President of Finance, and Rick Kirchhoff, our Vice President of Operations, have been with Physicians Formula since 1994, 1991, 2006, 2004 and 1990, respectively.

Our Growth Strategy

We intend to increase our market share and to grow our business by pursuing the following strategies:

Continue to Develop and Introduce New Products and Innovations.  Over the last three years, we have introduced an average of 60 new products each year. We launched fewer new products beginning in 2010 than in prior years as a result of our business model redefinition, which is designed, in part, to mitigate the risk of product returns. Product returns are driven, in part, by new products which do not meet retailer criteria after a period of time in market and are therefore sent back to us.

Even though we have been launching fewer new products annually beginning in 2010, we believe the amount of innovation we are bringing to the market is similar to prior years, as we launched a similar number of new product platforms, the driver of customer and consumer perception of innovation, as in prior years but with fewer products per platform than in prior years. The lower number of new products per innovation platform is the driver of the fewer new product count launched.

Our product development team employs a 12-month product development process that incorporates technological advances as well as our core industry knowledge and awareness of global trends. Building on our face and eye makeup expertise, we continue to target under-developed categories to offer consumers innovative and visually appealing products for specific, yet common cosmetic needs. We believe our problem-solution approach creates an opportunity to extend new product appeal beyond the life cycles of traditional color cosmetics.

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

The following table sets forth our estimates of our total distribution, measured by stores multiplied by stock keeping units, or “SKUs,” as of December 31 for each of the years presented below:

	2011	2010	2009
Total stores	25,300	25,700	29,500	(1)
Average SKUs per store	143	143	153
Total distribution (SKUs times stores) (in millions)	3.6	3.7	4.5
_________________________

(1)	Amount includes 5,800 stores related to one of our largest retailer customers that discontinued selling our products subsequent to December 31, 2009, which stores were removed from our total store count on a prospective basis. In April 2009, this customer notified us of its decision to discontinue selling our products in 2010 and began to reduce its inventory levels of our products during the second quarter of 2009. We did not have any sales to this customer in 2010, but have been re-introduced to their online business in 2011.

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

We developed a new skin care line under our Physicians Formula brand name, which began to ship during the second quarter of 2011. The skin care line was exclusive to Wal-Mart through the end of 2011, at which point we started expanding this line to other retail accounts. Physicians Formula skin care is a major strategic development for us, beyond our traditional core color cosmetics business. Expanding into this new category will increase awareness of our brand, which is one of our main strategic objectives, as well as increase revenue potential and diversify our sales and risks. In conjunction with our expansion into adjacent categories, we intend to use cost-effective and integrated marketing strategies in advertising, public relations, promotions, packaging and pricing.

Expand into New Channels and Increase International Presence.  We are seeking to expand into new sales channels in order to reach a broader market. We also intend to expand our presence in our existing foreign markets and enter foreign markets not currently served by Physicians Formula.

Continue to Identify Opportunities for Operating Margin Improvement. We continue to work on improving our low-cost structure by pursuing cost-saving opportunities through product assembly automation and direct sourcing of components.

Market, Ranking and Other Data

We position ourselves as a “mass market prestige” or “masstige” brand within the U.S. mass market channel of the cosmetics industry. The term “masstige” describes a retail category that includes products that are priced below the high-end prestige segment and above the low-end mass segment and that are distributed through the mass market channel. We define the masstige market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oréal, Neutrogena, Revlon, OPI, Borghese, Iman, Essie and Orly. According to ACNielsen data, these are mass-distributed brands whose products had average retail prices 12% or more above the average price for similar products in “food, drug and mass volume retailers other than Wal-Mart” for the 52 weeks ended January 21, 2012 and whose retail sales in the mass market channel were over $2 million during the same period. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 12% above the average price for similar products within “food, drug and mass volume retailers other than Wal-Mart” because we do not view them as our principal competitors.

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

Products

We develop, manufacture and market a broad selection of products in various cosmetic and skin care categories. The following table sets forth the core categories in which we compete and selected examples of products we manufacture within those categories:

Category	Product Lines		Representative Products
Face Makeup	•	Face Powders	•	Mineral Wear®, Organic Wear®,Powder Palette®
	•	Bronzers	•	Magic Mosaic®, Powder Palette®, Shimmer Strips, Bronze Booster, Mineral Wear®, Organic Wear®, Summer Eclipse®, Pearls of Perfection®, Bamboo Wear™, Cashmere Wear™
	•	Concealers	•	Gentle Cover® Concealer, Circle Rx™, Conceal Rx™, Mineral Wear®, Concealer Twins®, Concealer 101
	•	Blushes	•	Powder Palette®, Mineral Wear®, Shimmer Strips, Happy Booster™
	•	Foundation/Tinted Moisturizers	•	Mineral Wear®, Organic Wear®, Healthy Wear™
Eye Makeup	•	Eye Shadows	•	Shimmer Strips, Baked Collection®, Eyebrightener®
	•	Eyeliners	•	Eye Definer Felt-Tip Eye Marker, Shimmer Strips, Eye Booster™
	•	Mascara	•	Organic Wear®, Shimmer Strips, Plump Potion®
	•	Brow Makeup	•	Brow Definer
Skin Care	•	Cleansers	•	Wrinkle Corrector & Firming Cleanser, Hydrating & Balancing Cleanser, Redness Relief Cleanser
	•	Moisturizers	•
Wrinkle Corrector & Firming Moisturizer SPF 15, Deep Wrinkle Corrector Day & Night Cream, Hydrating & Balancing Moisturizer SPF 15, Ultra Hydrating Day & Night Cream, Redness Relief Moisturizer, Redness Correcting Moisturizer

	•	Treatments	•	Intensive Wrinkle Corrector Eye Cream, Dark Spot Corrector & Skin Brightener, Firming & Lifting Booster, Hydrating Eye Cream, Instant Skin Calming Spray

Face makeup.  The face makeup category is our largest category, accounting for approximately 70.7% of our net sales in 2011. We divide this category into face powders, bronzers, concealers, face color (blush) and foundation/tinted moisturizers. Our face powders, bronzers and blushes typically enhance skin tone and provide a finishing touch to the skin. Our concealers and neutralizers use color correction to address more significant imperfections, such as dark under-eye circles, blemishes, scars, birthmarks and post-cosmetic surgery discolorations. Our compact and liquid foundations and tinted moisturizers address uneven skin tone and provide skin protection.

Face powders can be used over foundation or alone, to minimize shine, discolorations and imperfections, creating a smoother, more even skin tone. Based on ACNielsen data for the 52 weeks ended January 21, 2012, we are the leader in the face powders category with an approximate 31.3% dollar share in the masstige market, as we define it, compared to 32.4% in the prior-year period. We also currently market many of the best selling face powder franchises in the masstige market. Our face powder products include Powder Palette®, a multi-colored face powder designed to provide the most natural finish on the skin, Mineral Wear®, a pressed and loose talc-free mineral face powder developed for sensitive and breakout-prone skin, and Happy Booster™, the first ever glow and mood boosting powder.

Bronzers enhance skin tone to provide a “sunkissed” look without the damaging effects of the sun. In 1997, we introduced bronzers, a product formerly offered primarily by department stores for the summer season, to the mass market channel, and have since expanded our product offering to include a full, year-round bronzer selection. Based on ACNielsen data for the 52 weeks ended January 21, 2012, we are a leader in the bronzers category with an approximate 82.7% dollar market share in the masstige market, as we define it, compared to 81.7% in the prior-year period. Our bronzers include Magic Mosaic®, a multi-colored bronzer that lets you customize your shade from dark to light, Shimmer Strips, a multi-colored shimmering bronzer for a custom glamorous tan glow, and Bronze Booster, a glow boosting bronzer that provides an instant and lasting bronze glow.

We introduced our concealing correction tools to the mass market channel in 1993, and have continued to introduce new concealing correction products. Our concealer products include Gentle Cover® Concealer, Concealer Twins® and Conceal Rx™. We currently have a broad range of yellow, green and flesh tone concealers aimed at covering and correcting skin imperfections, from dark under-eye circles to red blemishes, scars, birthmarks or post-cosmetic surgery discolorations. Based on ACNielsen data for the 52 weeks ended January 21, 2012, we had an approximate 9.4% dollar share of concealers in the masstige market, as we define it, compared to 10.2% in the prior-year period.

We offer powder blushes that contour the face and accentuate cheekbones with soft color. In 2001, we introduced Planet

Blush® and have since expanded in this category with products such as Powder Palette® Blush, Magic Mosaic® Blush and Happy Booster™ Blush. Based on ACNielsen data for the 52 weeks ended January 21, 2012, we had an approximate 15.8% dollar share of blush in the masstige market, as we define it, compared to 12.1% in the prior-year period.

Foundations, with face powders or alone, provide all over coverage and minimize uneven skin tone. Two examples of our foundation and tinted moisturizer products are Mineral Wear®, a foundation designed to help reduce skin irritation and breakouts, and Organic Wear® 100% Natural Origin Tinted Moisturizer, which hydrates and evens out skin tone with sheer coverage. We intend to expand our foundation product offerings, because foundation is one of the largest cosmetics categories. Based on ACNielsen data for the 52 weeks ended January 21, 2012, we had an approximate 2.0% dollar share of foundations in the masstige market, as we define it, compared to 1.9% in the prior-year period.

Eye makeup.  The eye makeup category is our second largest category, accounting for approximately 23.0% of our net sales in 2011. We divide this category into eye shadows, eyeliners, mascara and brow makeup. Our eye makeup includes Shimmer Strips Custom Eye Enhancing Shadow & Liner, nine shades coordinated to enhance each eye color, Baked Collection®, a wet/dry eye shadow trio, Shimmer Strips Custom Eye Enhancing Eyeliner Trios, Eye Booster™ 2-in-1 Lash Boosting Eyeliner + Serum, Eye Definer Felt-Tip Eye Marker, Organic Wear® 100% Natural Origin Mascara, Plump Potion® Lash Plumping and Stimulating Mascara, and Brow Definer. Based on ACNielsen data for the 52 weeks ended January 21, 2012, we had an approximate 3.9% dollar share of the masstige market, as we define it, in the eye makeup category, compared to 2.9% in the prior-year period. We intend to offer additional eye makeup products.

Other cosmetics. We introduced Plump Potion® Needle-Free Lip Plumping Cocktail in 2006. All other categories accounted for approximately 1.8% of our net sales in 2011.

Skin care. We developed a new cosmeceutical skin care line under our Physicians Formula brand name, which began to ship during the second quarter of 2011. The skin care category accounted for approximately 4.4% of our net sales in 2011. It is formulated to create visible results for the consumer with innovative technology and ingredients, while also simplifying the process of choosing the correct skin care for one's individual needs. The line includes three regimens focused on the most common skin concerns, including aging, moisture balance and sensitivity & redness. Each regimen includes three steps: cleanse, moisturize and treat.

Market Share

The following table sets forth the market position and approximate dollar share, based on retail sales, of our products in selected categories within the masstige market, as we define it, based on ACNielsen data for the 52 weeks ended January 21, 2012:

	52 Weeks Ended January 21, 2012
	Masstige Ranking (2)	Masstige Share (3)
Face
Face Powders	1	31.3%
Bronzers (1)	1	82.7%
Concealers	5	9.4%
Blush	3	15.8%
Foundation	5	2.0%
Eye
Eye Shadows	4	6.4%
Eyeliners	4	5.3%
Brow Makeup	5	0.3%
Mascara	5	2.0%
________________________

(1)	Bronzers are a subcategory of face powders.

(2)	We define the masstige market as products sold in the mass market channel under the following premium-priced brands:

Physicians Formula, Almay, L’Oréal, Neutrogena, Revlon, OPI, Borghese, Iman, Essie and Orly. According to ACNielsen data, these brands were the only mass distributed brands whose product had average retail prices 12% or more above the average price for similar products in food, drug and mass volume retailers other than Wal-Mart for the 52 weeks ended January 21, 2012 and whose average retail sales in the mass market channel were over $2 million during the same period. We have excluded brands that generated less than $2 million during the period or whose average retail prices were not at least 12% above the average price for similar products within food, drug and mass volume retailers other than Wal-Mart because we do not view them as our principal competitors. Please refer to "—Market, Ranking and Other Data" for a more detailed discussion.

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

Distribution Channels and Retailer Customers

We currently sell our products in over 25,000 stores in over 70 different retailers in the food retail, drug chain, mass volume, specialty retail and wholesale channels. Our top ten U.S. customers represented approximately 87.0% of our gross sales in 2011. Sales to Wal-Mart, CVS and Target accounted for an aggregate of 65.4% of our gross sales in 2011, with sales to each of these customers accounting for approximately 10% or more of our gross sales in 2011. In April 2009, one of our largest retailer customers informed us of its decision to completely discontinue selling our products in 2010. This customer began to reduce its inventory levels of our products to prepare for the 2010 discontinuation during the second quarter of 2009, which had a material negative impact on our net sales and results of operations. This customer accounted for 4.8% of our gross sales in 2009. We did not have any sales to this customer during the year ended December 31, 2010, but have been re-introduced to their online business in 2011.

We do not enter into long-term or exclusive contracts with our customers. Sales to our customers are generally made pursuant to purchase orders. We seek to enhance our customer relationships by regularly updating our product offering, delivering our products on time and providing consistent marketing support, category management services and customized trade allowance programs. Our customers expect quick response times on standard orders, and we generally do not have a material order backlog.  We did not have any backlog orders as of December 31, 2011.

We entered the Australian market in 1994, the Canadian market in 1998, the South Africa market in 2010 and the Turkey, Mexico, El Salvador and Panama markets in 2011. International sales represented approximately 12.5% of our net sales in 2011. See Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.

New Product Development

Prior to 2010, we had introduced a significant number of products each year.  For 2011 and 2010, however, we introduced only 59 and 46 new products, respectively. We have been launching fewer new products annually beginning in 2010 than in prior years as a result of our business model redefinition initiative, which is designed, in part, to mitigate the risk of product returns while enhancing the productivity potential of our new items.

Even though we have been launching fewer new products annually beginning in 2010, we believe the amount of innovation we are bringing to the market is similar to prior years, as we launched a similar number of new product platforms, the driver of customer and consumer perception of innovation, as in prior years but with fewer products per platform than in prior years. The lower number of new products per innovation platform is the driver of the fewer new product count launched.

We seek to be first-to-market in the mass market channel with many of our products. Our new product development team consists of marketing, research and development, packaging engineering, manufacturing, distribution and global sourcing professionals. Our team employs a 12-month product development process that incorporates our core industry knowledge, awareness of global trends, technological advances and sensitivity to retail needs. Members of our new product development team attend the principal industry trade shows in the U.S., Europe and Asia. We spent $831,000, $699,000 and $765,000 on research and development in 2011, 2010 and 2009, respectively.

We believe we are broadly recognized as a leading innovator in the masstige market. Our products have received numerous awards and editorial recognition, including the WWD Beauty Inc. “2011 Skin Care Launch of the Year (Mass)” in December 2011, the Fitness Beauty Award 2011 for “Best Blush” in October 2011, the “Best Bronzer” by Shape magazine in September 2011, the Star magazine Beauty Award 2011 for “Best Eyeliner” in May 2011, the 2011 Parents magazine Mom Knows Best Beauty Award for “Best Blush” in August 2011, the Real Beauty Gold Star Award for “Best New Eyeliner” in December 2010, “Best Eye Makeup Remover” by Allure magazine in October 2010, O, The Oprah Magazine's “Most Ingenious Green Packaging Award” in April 2010, “MVP Award” from Redbook in May 2010, “America's Healthiest Powder Foundation” in Health magazine in June 2010, 2010 Beauty Award in Fitness magazine for “Best Eyeliner”, the Cosmetic Executive Women (CEW) Beauty Awared - 2009 “Best Face Makeup (Mass)” Finalist, 2009 Health and Beauty America (HBA) International Package Design “Green Award”, Good Housekeeping Seal of Approval 2009 and Good Housekeeping Green Seal, “2009 Best Bronzer/Blush” by Shape magazine, “2009 Best Blush” by Fitness magazine, “Best of Beauty - Best Natural Wonder Mascara” by Allure magazine in 2009, “Best Eco-Friendly Mascara” by Self magazine in May 2009, “Best Mascara, Green Beauty Award” by Cosmopolitan magazine in April 2009 and “Best Lash (and Earth-Friendly) Mascara” by O, The Oprah Magazine in April 2009.

Marketing and Sales

We position ourselves as a masstige cosmetics company and market our products to consumers in the U.S. mass market channel and other channels outside the U.S. Our consumer marketing includes national print and digital advertising, as well as point-of-sale merchandising, including displays and promotions.

Our advertising strategy includes print in major beauty, lifestyle and women service publications in the U.S. and Canada, digital advertising on key websites and social media, non-traditional advertising and free standing inserts in Sunday newspapers. We strive to feature fresh, modern and vibrant imagery in our marketing campaigns to provide a “real woman” quality to which our consumers can relate.

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

We maintain four web sites, www.physiciansformula.com, www.mypfbeauty.com, www.physiciansformulaskincare.com and www.organicwearmakeup.com in addition to a Facebook and Twitter page, all of which feature current product and promotional information to educate and inform consumers about our products. Our web sites, Facebook and Twitter pages are updated regularly to stay current with our new product offerings and continually engage and excite consumers regarding the brand.

Packaging and Merchandising

We design our retail selling space layout and provide retailers with permanent fixtures and point-of-purchase displays to emphasize a strong, consistent message to consumers. We also design most of our primary and secondary packaging. Our products are sold in primary packaging such as compacts, jars, tubes and pencils and secondary packaging such as boxes, blister packaging and clam-shell packaging. We believe our uniquely designed product displays and packaging provide an immediate visual impact while serving as an important merchandising, communication and education tool.

Raw Materials and Suppliers

We purchase raw materials, such as powders, components, such as plastic compact containers, plastic tubes or brushes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from foreign and U.S. suppliers. Eleven of our top fifteen suppliers are located in Europe, Asia or Canada. These eleven foreign suppliers represented approximately 45.9% of our purchases of raw materials, semi-finished goods and components in 2011. We purchase a significant portion of our powders from suppliers in Italy, U.S., Japan and Canada and our components from suppliers in China. Our suppliers range from small family-owned businesses to large multinational corporations. We maintain relationships with a broad base of manufacturers in an effort to utilize those with the latest technologies and highest quality standards and to benefit from their knowledge of the newest manufacturing techniques. We have implemented a strategy that enables us to source components directly from Asian manufacturers, thereby eliminating a broker mark-up.

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

Patents and Trademarks

The major trademark used in our business is Physicians Formula, with many of our products sold under this brand. We have registered or applied to register many of our product trademarks in the U.S. We have also registered the Physicians Formula trademark in over 40 foreign countries. We consider the protection of our trademarks and trade name to be an important element of our business. We have filed with the Trademark Trial and Appeal Board of the U.S. Patent and Trademark Office a petition for cancellation of the registered trademark Physicians Complex issued to Cosmed, Inc. for cosmetics products sold primarily on the Internet. As of December 31, 2011, we had 183 registered U.S. and foreign trademarks that we intend to maintain, and we had 26 trademark applications pending. Our registered trademark rights exist for as long as the trademark is used for the identified goods or services and we continue to renew the registered trademark.

We also protect some of our packaging and component concepts through design patents. We consider proprietary technology and patent protection to be an important element of our business. As of December 31, 2011, we had 58 design patents issued. Our design patents expire between 2015 and 2022.

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

We utilize an IBM iSeries computer located at our Azusa facility and IBM servers. The IBM iSeries is used to run our enterprise resource planning applications. The servers are used for office document processing, electronic mail, security, virus protection and electronic interchange transactions. As a safeguard against a catastrophic event, we duplicate our files at the end of each day and transport those back-up files the following day to our City of Industry location. We have entered into an agreement with IBM to provide iSeries disaster recovery services in case of a catastrophic event.

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

Employees

As of December 31, 2011, we employed approximately 146 full-time and 5 part-time employees. In addition, we subcontracted approximately 500 workers through a temporary staffing agency. During the course of the year, we typically utilize between 100 and 500 subcontracted workers depending on seasonal fluctuations in demand for our products.

As of December 31, 2011, none of our employees were covered by collective bargaining agreements. We believe that our employee relations are satisfactory.

Regulation

We are subject to regulation by the U.S. Food and Drug Administration, or the “FDA,” the U.S. Federal Trade Commission, or the “FTC,” as well as various other Federal, state, local and foreign regulatory authorities. These regulations principally relate to the safety of our ingredients and to the proper packaging, labeling, marketing, and advertising of our products. We believe that we are in substantial compliance with these regulations. Our manufacturing facilities in California are registered with the FDA as drug manufacturing establishments, permitting the manufacture of cosmetics that contain over-the-counter drug ingredients such as sunscreen.

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

The FDA utilizes an “intended use” doctrine to determine whether a product is a drug or cosmetic by the labeling claims made for the product and the ingredients contained therein. If a cosmetic product is intended to treat a disease condition or to affect the structure or function of the human body, the FDA will regulate the product as a drug, or both as a drug and as a cosmetic. The product will then also be subject to all drug requirements under the FDCA, possibly including pre-approval by the FDA of the product before future marketing. The labeling of cosmetic products is subject to the requirements of the FDCA, Fair Packaging and Labeling Act, Poison Prevention Packaging Act and other State and local regulations.  If the FDA considers label claims for our cosmetic products to be claims affecting the structure or function of the human body, our products may be regulated as drugs.  If our products were regulated as drugs by the FDA, we would be required to conduct clinical trials to demonstrate safety and efficacy of our products in order to continue marketing those products.  However, we may not have sufficient resources to conduct any required clinical studies and because clinical trial outcomes are uncertain we may not be able to demonstrate sufficient efficacy or safety data to resume future marketing of those products.  The FDA may change the regulations as to any product category, including our sunscreen drug products, requiring a change in labeling, product formulation or testing.  However, we may not have sufficient resources to conduct any required alternate or additional testing, reformulate the product or make required label changes, possibly resulting in an inability to resume marketing these products.  Any inquiries or investigations from the FDA, FTC or other domestic and foreign regulatory authorities into the regulatory status of our cosmetic products and any subsequent interruption in the marketing and sale of those products could severely damage our brands and company reputation in the marketplace.

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

The shallow soils and groundwater below our City of Industry facilities were contaminated by the former operator of the property. The former operator performed onsite cleanup, and we anticipate that we will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, we believe the cost, which we are not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to us in the past, and which we believe remain financially able to supply such indemnification.

The facilities are located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. We, along with many others, were named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). We entered into a settlement with another PVOU PRP, pursuant to which, in return for a payment we had already made and had been fully indemnified for by a third party, the other PRP indemnified us against most claims for PVOU contamination. A court approved and entered a consent decree among the other PRP, us and the EPA that resolves our liability for cleanup of regional groundwater contamination without any payment by us to the EPA. Depending on the scope and duration of the cleanup, we may be required to make further payments to the other PRP for regional groundwater remediation costs. We estimate the amount of such additional payments, if any, would not exceed approximately $130,000. The estimate is based on component estimates for two distinct contaminants that may require remediation. Those estimates in turn are based on a number of assumptions concerning the likelihood that remediation will be required, the cost of remediation if required and other matters. Uncertainty in predicting these matters limits the reliability and precision of the estimates. We expect any such additional payments by us to be covered by indemnities given to us by other companies. Those companies may contest their indemnity obligation for these payments. We believe the companies are financially able to pay the liability. Because we believe it is not probable that we will be held liable for any of these expenses, we have not recorded a liability for such potential claims.

We believe our liability for these contamination matters and related claims is substantially covered by third-party indemnities, has been resolved by prior agreements and settlements, and any costs or expenses associated therewith will be borne by prior operators of the facilities, their successors and their insurers. We are attempting to recoup approximately $772,000 in defense costs from one of these indemnitors. These costs have been expensed as paid by us and are not recorded in the accompanying consolidated balance sheets.

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

We depend on a small number of core retailer customers for a majority of our sales, including Wal-Mart, CVS and Target. Sales to these three retailer customers accounted for an aggregate of 65.4% of our gross sales in 2011. None of our customers is under an obligation to continue purchasing products from us in the future. The fact that we do not have long-term contracts with our customers means that we have no recourse in the event a customer no longer wants to purchase products from us. In the future, retailers in the mass market channel may undergo restructurings or reorganizations, realign their affiliations, close stores or otherwise suffer losses, any of which could decrease their orders for our products. In the first quarter of 2009, one of our largest retailer customers informed us that as a result of a change in strategy, the customer intended to reduce the space allotted to the entire color cosmetics category in its stores in 2010. In April 2009, this customer informed us of its decision to discontinue selling Physicians Formula products. This change had a material negative impact on our net sales beginning in the second quarter of 2009 as the customer reduced its inventory levels of our products. This change eliminated our distribution in approximately 5,800 stores. This customer accounted for 4.8% of our gross sales for the year ended December 31, 2009. We did not have any sales to this customer during the year ended December 31, 2010, but have been re-introduced to their online business in 2011. The loss of one or more of our other customers that, individually or in the aggregate, accounts for a significant portion of our sales, any significant decrease in sales to those customers, any significant decrease in our retail selling space in any of those customers’ stores, an interruption or decline of our customers’ business or a successful demand by those customers that we decrease our prices would reduce our sales and harm our business.

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

If we are unable to comply with the financial covenants in our senior credit agreement, our business, results of operations and liquidity could be materially and adversely affected.

We are operating in a challenging economic environment and our ability to comply with the financial maintenance covenants in our senior credit agreement may be affected by future economic or business conditions beyond our control. We were in compliance with these financial covenants as of and for the 12 months ended December 31, 2011, and, based on our internal projections, we believe that we will continue to be in compliance with our minimum book net worth covenant. However, our Adjusted EBITDA covenant involves more uncertainty, and continued worsening in the economic environment could impact our ability to meet this covenant. A failure to maintain the financial covenants in our senior credit agreement, if we are not able to obtain an amendment or waiver in the future, would be an event of default under our senior credit agreement.  If there is an event of default under our senior credit agreement, we would be precluded from borrowing under our revolving credit facility and the indebtedness under our senior credit agreement could be declared immediately due and payable, which would have a material adverse effect on our business, financial condition and liquidity. There is no assurance that we would receive waivers should we not meet our financial covenants. Even if we are able to obtain a waiver, in connection with negotiating a waiver we may be required to agree to other changes in the senior credit agreement, including increased interest rates, tighter covenants or lower availability thresholds; we may also be required to pay a fee for such waiver. If we are not able to comply with the financial covenants in the senior credit agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the unprecedented instability in worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity and, if we can obtain financing, that we will be able to do so on terms acceptable to us. See Item 7 under the caption "Credit Facilities" and Note 6 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Our success depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and are subject to change. If our current products do not meet consumer demands, our sales will decline. In addition, our growth depends upon our ability to develop new products through new product lines, product line extensions and product improvements, which involve numerous risks. New product launches are essential to our continued growth. New products have contributed, on average, approximately 33.3% of our gross sales for the last three years and approximately 35.8% of our gross sales in 2011. We may not be able to accurately identify consumer preferences, translate our knowledge into consumer-accepted products or successfully integrate new products with our existing product platform or operations. We may also experience increased expenses incurred in connection with product development or marketing and advertising that are not subsequently supported by a sufficient level of sales, which would negatively affect our operating results. Unsuccessful product launches could also result in increased inventory write-downs. Furthermore, product development may divert management’s attention from other business concerns, which could cause sales of our existing products to suffer. We may not be able to successfully develop new products in the future, and our newly developed products may not contribute favorably to our operating results.

Our business and results of operations have been adversely impacted by the severe downturn in the U.S. economy and will continue to be impacted by general economic conditions.

Our operations and financial performance are directly impacted by changes in the U.S. economy.  Any significant downturn in the U.S. economy may significantly lower consumer discretionary spending, which may in turn lower the demand for our products.  Reduced consumer discretionary spending may cause us to lower prices, increase our trade spending or suffer significant product returns from our retailer customers, any of which would have a negative impact in our gross margins.  Additionally, a continued weakened consumer environment may create additional declines in our market capitalization relative to our net book value resulting in a potential impairment of intangible assets, including trade names.

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

Our success depends to a significant degree upon the business expertise and continued contributions of our senior management team of only a few individuals, any one of whom would be difficult to replace. As a result, our future results will depend significantly upon the efforts and retention of a few key employees, such as Ingrid Jackel, our Chief Executive Officer, who is also responsible for marketing, research and development, operations and human resources and Jeffrey P. Rogers, our President, who is also currently and has historically been responsible for sales. On December 9, 2011, Jeff M. Berry resigned as our Chief Financial Officer effective January 13, 2012. Mr. Berry was responsible for accounting and finance, information technology and legal functions. The Nominating and Corporate Governance Committee is proceeding with plans to recruit a successor to Mr. Berry. We rely on this group of individuals for managing our company, developing our business strategy and maintaining our strategic relationships with our key retailer customers. Because we are a small company, we believe that the loss of key personnel would be more disruptive to us than it would be to a large, multinational manufacturer. Any of these employees could, with little or no prior notice, voluntarily terminate their employment with us at any time. We only maintain a life insurance policy on Ingrid Jackel. The loss of service of any of these key employees would harm our business and results of operations.

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

Our ability to succeed depends on our ability to grow our business while maintaining profitability. Introducing new products and expanding our distribution have contributed significantly to our recent results, but we must continue to develop new and innovative products and expand our distribution in order to maintain our growth and profitability. We are heavily dependent on new products, which have contributed, on average, approximately 33.3% of our gross sales in the last three years and approximately 35.8% of our gross sales in 2011. We may not be able to sustain our growth or profitability on a quarterly or annual basis in future periods. Our future growth and profitability will depend upon a number of factors, including, without limitation:

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

Our growth has placed, and will continue to place, a strain on our management team, information systems, labor, assembly and distribution capacity and other resources. We are currently running two shifts at our Covina facility. We expect to use some outsourced manufacturing in the fourth quarter of 2012 and first quarter of 2013 to meet anticipated demand. Outsourcing manufacturing could impact our ability to maintain our quality standards, which could harm our reputation. We could also be forced to extend the second shift or add a third shift in the fourth quarter of 2012 and first quarter of 2013, which would be more expensive and would negatively affect our operating margins. We may experience additional constraints on capacity in the future. If we are unable to effectively address our capacity constraints or manage our future growth, our failure to do so would harm our business, results of operations and financial condition.

Our growth also makes it difficult for us to adequately predict the expenditures we will need to make in the future. If we do not make, or are unable to make, the necessary overhead expenditures to accommodate our future growth, we may not be successful in executing our growth strategy, and our prospects and results of operations would suffer. In addition, if retailer customer demand exceeds forecasts, we could, from time to time, have an inadequate supply of products to meet customer demands. Alternatively, if customer demand is less than forecasts, we could have excess supply.

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

Our ability to fund working capital needs and planned capital expenditures depends on our ability to generate cash flow in the future. We estimate that our net working capital requirements will increase to $27.8 million in 2012 from $23.8 million in 2011. We have budgeted capital expenditures of $3.5 million for 2012, compared to $3.6 million in 2011, which consists of $1.7 million of property, plant and equipment expenditures and $1.8 million of retail permanent fixture expenditures.

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

We operate in a very competitive industry. Our success depends upon our quality control and on our ability to deliver products in a timely manner. If our products are not delivered according to retailer customers’ delivery deadlines or are found to be defective or not to specification, our relationships with our customers would suffer, our brands’ reputation would be harmed and we could lose our market share. We could also experience increased return rates or become subject to liability claims. These negative results would have a harmful effect on our business, results of operations and financial condition.

We may not be able to successfully implement efficiency improvements or realize cost savings, which would harm our business.

The automation of our remaining manual assembly lines and any other efficiency improvements we may undertake could involve substantial investments and are subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. We expect to experience some capacity constraints at our product assembly and distribution facilities in the fourth quarter of 2012 and first quarter of 2013, and our failure to successfully implement efficiency improvements and capacity expansion could result in additional capacity constraints in the future. Failure to implement this efficiency improvement would result in increased costs which would reduce our margins and harm our business.

We purchase powder, components and semi-finished goods from a limited number of third-party suppliers, which reduces our control over the manufacturing process and may cause variations in quality or delays in our ability to fill orders.

We purchase powder, components, such as plastic compact containers or plastic tubes, and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from foreign and U.S. suppliers. We depend on these suppliers to deliver products that are free from defects, that comply with our specifications, that meet our delivery requirements and that are competitive in cost. If our suppliers deliver products that are defective or that otherwise do not meet our specifications, our product failure and return rates may increase, and the reputation of our products and the Physicians Formula brand may suffer. In addition, if our suppliers do not meet our delivery requirements or cease doing business with us for any reason, we might miss our retailer customers’ delivery deadlines, which could in turn cause our customers to cancel or reduce orders, refuse to accept deliveries or demand reduced prices. Even if acceptable alternative suppliers are found, the process of locating and securing such alternatives is likely to disrupt our business, and we cannot assure you that we will be able to secure alternative suppliers on acceptable terms that provide the same quality product or comply with all applicable laws. Extended unavailability of necessary components or finished goods would cause us to be unable to market one or more of our products for a period of time. Any of these events would cause our business, results of operations and financial condition to suffer.

Further increases in the California or Federal minimum wage would increase our operating costs and harm our profitability.

We pay the 100 to 500 workers provided to us by a third-party staffing service the California minimum wage, which increased to $8.00 per hour on January 1, 2008. Further increases in the minimum wage may also lead to an increase in wages to our hourly employees who are currently paid above minimum wage.

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

The FDA monitors compliance with the Federal Food, Drug and Cosmetic Act, or the “FDCA,” through random inspection of cosmetic and drug manufacturers and distributors to ensure that the products neither contain false or misleading labeling nor are manufactured under unsanitary or non-compliant conditions. FDA inspections also may occur following receipt of consumer or competitor complaints. In the event the FDA does find false or misleading labeling, unsanitary manufacturing conditions, or other instances of noncompliance with FDA requirements, our distribution channel may be affected, possibly by a product recall or by an insufficient supply of product in the marketplace, thereby resulting in reduced product sales and revenue to us and in increased costs to our operations.

We also are subject to a variety of other laws and regulations in Canada and other foreign countries. Our failure to comply, or assertions that we have failed to comply, with these laws and regulations could have a material adverse effect on our business in a particular market or in general. To the extent we decide to commence or expand operations in additional countries, laws and regulations in those countries, or the cost of complying with such laws and regulations, may prevent or delay entry into or expansion of operations in those markets or could have a negative effect on our operating margins for products sold in those countries. Regulatory requirements can vary widely from country to country and could further delay the introduction of our products into those countries. We may not be able to enter into acceptable agreements to market and commercialize our products in international markets.

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

Our facilities in City of Industry and Covina, California are registered with the FDA as drug manufacturing and repackaging establishments, thereby permitting the manufacture of cosmetics that contain over-the-counter, or “OTC”, drug ingredients such as sunscreen.   Our manufacturing facilities therefore are subject to routine and/or unannounced inspection by the FDA. All processes, methods and equipment must be compliant with current Good Manufacturing Practices, or “cGMPs,” which also requires extensive audits of vendors, contract laboratories and suppliers. The cGMPs govern quality control of the manufacturing process, documentation policies and procedures. In complying with cGMPs, we are obligated to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements. If we fail to comply with these requirements, we could experience product liability claims from consumers purchasing our products and we could be subject to possible regulatory action. If an inspection by the FDA or state or other foreign regulatory authority indicates that there are deficiencies, we would be required to take remedial actions or our facility may be closed, and we may be subject to additional enforcement activity.

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

Some of our cosmetics and skin care are also considered over-the-counter, or “OTC,” drug products by the FDA. The FDA regulates the formulation, manufacturing, packaging, labeling and distribution of OTC drug products pursuant to a monograph system that specifies active drug ingredients and acceptable product claims that are generally recognized as safe and effective for particular uses. If any of these products that are OTC drugs are not in compliance with the applicable FDA monograph, we would be required to (i) reformulate such product, (ii) cease to make certain use claims relating to such product or (iii) cease to sell such product until we receive further FDA approval. If more stringent regulations are promulgated, we may not be able to comply with such statutes or regulations without incurring substantial expense. In addition, OTC drug products must be manufactured in accordance with pharmaceutical good manufacturing practice regulations.  Our OTC drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA.  In addition, inspections may be commenced as a result of consumer or competitor complaints related to our products.  Corresponding state agencies may also inspect our facility to ensure strict compliance with good drug manufacturing practices and other government regulations and corresponding foreign standards.  We have minimal control over third-party manufacturers’ compliance with these regulations and standards.  If the FDA finds a violation of drug good manufacturing practices, it may enjoin the manufacturer’s operations, seize products, or criminally prosecute the manufacturer, any of which could require us to find alternative manufacturers, resulting in additional time and expense.

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

We have contracted with a staffing service to supply us with workers. The number of workers supplied by the staffing service varies between a minimum of approximately 100 and 500, based on seasonal demands for our products. Actions taken by these workers or the agency that provides them to us could subject us to significant liability. An inherent risk of using workers supplied by a third party is that we may face possible claims of employment of undocumented workers, claims of violations of the National Labor Relations Act, discrimination or harassment, claims under health and safety regulations and other related claims. We may also be subject to claims that these workers should be deemed our employees for ERISA, federal taxation or other purposes. Any of these claims could require us to pay substantial fines and monetary damages. In addition, we could face negative publicity that would harm our brand. Any of these negative consequences would harm our reputation, business, results of operations or financial condition.

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

For the year ended December 31, 2011, approximately 12.5% of our net sales were attributable to our international business. In addition, eleven of our top fifteen suppliers, which include U.S. brokers that purchase raw materials, semi-finished goods and components on our behalf, are located in Europe, Asia or Canada. These eleven foreign suppliers represented approximately

45.9% of our purchases of raw materials, powders, semi-finished goods and components in 2011. In particular, we purchase significant portions of our powders from suppliers in Italy and our components from suppliers in China. We may encounter risks of doing business outside of the U.S. including:

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

In addition, as we grow, we will be increasingly subject to general geopolitical risks in foreign countries where we sell our products and purchase our raw materials, powders, semi-finished goods and components, such as political and economic instability and changes in diplomatic and trade relationships, which could affect, among other things, retailer customers’ inventory levels and consumer purchasing, and which would cause our results to fluctuate. These risks are compounded by the fact that we purchase the majority of our raw materials, powders, semi-finished goods and components from only two countries, Italy and China. Changes within these countries could impair our business, results of operations and financial condition.

Risks Related to Our Common Stock

The price of our common stock may continue to be highly volatile and subject to wide fluctuations or decrease over time.

Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. The market price for shares of our common stock could decline if our future operating results fail to meet or exceed the expectations of market analysts and investors or current economic or market conditions worsen. Factors that could cause fluctuations in our future stock price may include, among other things:

•	introductions of new products or new pricing policies by us or by our competitors;

•	the gain or loss of significant customers or product orders;

•	actual or anticipated variations in our quarterly results;

•	the announcement of acquisitions or strategic alliances by us or by our competitors;

•	recruitment or departure of key personnel;

•	failure to comply with covenants in our debt agreements;

•	the level and quality of securities research analyst coverage for our common stock;

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

Low volume of trading activity of our stock may make it difficult for investors to resell their common stock when they want at prices they find attractive. Our stock price can fluctuate significantly in response to a variety of factors and the volume of shares traded can be influenced by:

•	limited research analysis performed on our company;

•	operating results and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns and other issues in the cosmetics industry;

•	perceptions in the marketplace regarding us and/or our competitors; and

•	changes in government regulations.

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

Since becoming a public company in 2006, we have not paid dividends and we do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used for the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of Physicians Formula, Inc. to pay dividends to us. Under the terms of our senior credit agreement, our principal subsidiary, Physicians Formula, Inc., is generally prohibited from paying dividends to us, except in an amount up to $100,000 to allow us to pay ordinary course expenses. As a result, an investor's only opportunity to achieve a return on an investment in us will be if the price of our common stock increases and if the investor is able to sell the shares at a profit. An investor may not be able to sell shares of our common stock at a price that exceeds the price that was paid for.

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

Our amended and restated certificate of incorporation and by-laws contain the following provisions that could have an anti-takeover effect:

•	stockholders have limited ability to call stockholder meetings and to bring business before a meeting of stockholders;

•	stockholders may not act by written consent;

•	directors may only be removed from office for cause and by the affirmative vote of the holders of a majority of the total votes eligible to be cast in the election of directors; and

•	our board of directors may authorize the issuance of preferred stock with such rights, powers and privileges as the board deems appropriate.

These provisions may make it difficult for stockholders to replace management and could have the effect of discouraging a future takeover attempt, which is not approved by our board of directors, but which individual stockholders might consider favorable.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The following table sets forth our principal facilities as of December 31, 2011.  All of these facilities are leased under two year lease contracts that expire in December 2012.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “FACE.” The following table sets forth the high and low sale prices per share for our common stock for the periods indicated as regularly reported by The Nasdaq Global Select Market:

	High	Low
Year ended December 31, 2011
Fourth quarter	$3.79	$2.54
Third quarter	$4.20	$2.58
Second quarter	$6.79	$3.52
First quarter	$5.23	$3.50
Year ended December 31, 2010
Fourth quarter	$4.02	$3.16
Third quarter	$3.92	$2.93
Second quarter	$4.00	$2.43
First quarter	$2.46	$1.90

As of March 1, 2012, there were 83 holders of record of our outstanding common stock. This figure does not include beneficial owners who hold shares in nominee names.

Dividends

Since becoming a public company in 2006, we have not paid dividends and we do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, in the foreseeable future will be used for the operation and growth of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements and contractual restrictions. We are a holding company and have no direct operations. Our ability to pay dividends in the future depends on the ability of our subsidiaries to pay dividends to us. Under the terms of the new senior credit agreement, our principal subsidiary, Physicians Formula, Inc., is generally prohibited from paying dividends to us, except in an amount up to $100,000 to allow us to pay ordinary course expenses.

Purchases of Equity Securities by the Issuer

We did not repurchase any of our common stock during the fourth quarter of 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information set forth in our consolidated financial statements and the notes to those statements included elsewhere in this Annual Report on Form 10-K. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those described under Item 1A. “Risk Factors,” and elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We sell our products to mass market retailers such as Wal-Mart, Target, CVS and Rite Aid. Our products provide above-average profitability for retailers due to their higher price points and sales per linear foot. Our products are currently sold in over 25,000 of the 45,500 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 33.9% of our gross sales from 2010 to 2011.

Factors Affecting Our Operating Results

During the second quarter of 2009, we initiated our business model redefinition to adapt to the current consumer environment. The overall theme of the business model change is to reduce cost and improve efficiencies to allow us to invest more behind our brand in order to capitalize on the strong brand loyalty. This involves modifying four elements of our business model in order to ensure we have the earnings and the cash flow potential to increase our brand investments and leverage our strategic assets. The four elements of our business model redefinition efforts are SKU rationalization, expanding our channel presence, particularly into the food channel and international markets, improvement of our manufacturing matrix and investing more behind the brand.

Our business model redefinition started with our SKU rationalization in the fourth quarter of 2009, which was designed to discontinue slower-selling products and replace them with more productive SKUs. This resulted in increased sales productivity on our retailers' walls, as well as declines in returns and markdown allowances from our retailers.

We increased our efforts to diversify our sales mix through growing sales in the food channel, international markets and into adjacent categories. We have had success in our international efforts by shipping to five new countries in 2011, namely Mexico, Turkey, Trinidad, El Salvador and Panama. We were also chosen by Wal-Mart for an exclusive launch into an adjacent category, skin care, which we began to ship during the second quarter of 2011. The skin care line was exclusive to Wal-Mart through the end of 2011, at which point we started expanding this line to other retail accounts. Skin care sales was not a material contributor to our financial results in 2011, but we believe it will be material in 2012 following its expansion to other retailers, and will also help smooth out some of the seasonal trends we have in our cosmetic business.

We altered our sourcing practices and timeline to allow for a substantial amount of our raw materials and components to be brought to us via ocean versus air freight. This initiative was a major contributor to the decrease in cost of sales for 2011 as compared to 2010. We are in the process of redesigning our transportation management and warehousing functions. We have implemented the aspects of our new warehouse management function, particularly in our third-party Canadian warehouse, implemented a new order-picking process in our U.S. warehouse and have seen significant savings in our outbound transportation costs.

We utilized the income generated from the previously stated initiatives to increase investments behind our brand. Brand investments increased $11.8 million, or 44.8%, for 2011 as compared to 2010. The $11.8 million was comprised of $8.6 million in increased consumer and trade promotion spending, captured as a deduction from gross sales when calculating net sales, and $3.2 million in advertising-related consumer marketing expenses, which is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. This will help us to fund long-term growth and attract new users to the brand.

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

Our cost of sales includes our costs to manufacture products in our own facilities, including raw material and labor costs and all overhead expenses related to production and quality control, as well as the cost to purchase components, such as plastic compact containers or plastic tubes, powders and semi-finished goods, such as plastic compact containers or plastic tubes filled with product, from third-party manufacturers and inbound freight. We primarily purchase plastic component parts from manufacturers in China, rather than purchasing them through brokers. The automation of an assembly line and our use of components and semi-finished goods as well as our own manufacturing facilities have allowed us to maintain significant production flexibility.

Our selling, general and administrative expenses include all warehouse and outbound freight expenses, selling, marketing, research and development costs, finance, information technology, depreciation, amortization of intangibles, professional fees, non-cash charges for stock-based compensation for certain employees and administrative and distribution facility expenses.

Our indefinite-lived intangible assets are tested for impairment during the second quarter of each fiscal year and when events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. No impairment charge was recorded during 2010 and 2011 based on our impairment analysis performed as of June 30, 2010 and 2011 as the fair value of the trade names exceeded their carrying value.

Factors Affecting Comparability

Seasonality

Our business, similar to others in the cosmetic industry, is subject to seasonal variation due to the annual “sell-in” period when retailers decide how much retail space will be allotted to each supplier and the number of new and existing products to be offered in their stores. For us, this period has historically been from December through April. Sales during these months are typically greater due to the shipments required to fill the inventory at retail stores and retailers’ warehouses. Retailers typically reset their retail selling space during these months to accommodate changes in space allocation to each supplier and to incorporate the addition of new products and the deletion of slow-selling items. For example, as a result of this seasonality, our net sales for the second and third quarters are generally lower than our net sales for the first and fourth quarters of the years. Our quarterly results of operations may fluctuate as a result of a variety of reasons, including the timing of new product introductions, product discontinuances, general economic conditions or consumer buyer behavior. In addition, results for any one quarter may not be indicative of results for the same quarter in subsequent years.

	Three Months Ended
	March 31	June 30	September 30	December 31
2011
Net sales	$21,138	$20,868	$15,870	$23,061
Income (loss) from operations	$1,449	$61	$(415)	$(13)
Net income (loss)	$451	$(328)	$(537)	$(783)
2010
Net sales	$22,966	$20,761	$14,335	$20,461
Income (loss) from operations	$1,348	$2,332	$(117)	$(1,303)
Net income (loss)	$520	$1,366	$(420)	$(908)

Results of Operations

The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Year Ended December 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	52.8	54.6
Gross profit	47.2	45.4
Selling, general and administrative expenses	45.9	42.5
Income from operations	1.3	2.9
Interest expense, net	2.7	3.1
Loss on debt restructuring	1.6	—
Other expense (income)	—	—
Loss before benefit for income taxes	(3.0)	(0.2)
Benefit for income taxes	(1.5)	(0.9)
Net (loss) income	(1.5)%	0.7%

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Sales.  Net sales includes revenue recognized from product sales, less estimates for returns and trade allowances. Net sales increased $2.4 million, or 3.1%, to $80.9 million for the year ended December 31, 2011 from $78.5 million for the year ended December 31, 2010. These results were driven by an increase in gross sales of $11.2 million and a decrease in our returns provision of $1.0 million, which was partially offset by an increase in trade spending of $9.8 million. The increase in gross sales was due to successful 2011 new product sales, the launch of our new skin care line, as well as growth in our base product line.

Our provision for returns decreased $1.0 million, or 5.5%, to $17.9 million for the year ended December 31, 2011 from $19.0 million for the year ended December 31, 2010 primarily due to lower expected returns from retailers. Provision for returns as a percentage of net sales was 22.1% for the year ended December 31, 2011 compared to 24.1% for the year ended December 31, 2010.

Our provision for trade allowances with retailers increased $9.8 million, or 43.4%, to $32.3 million for the year ended December 31, 2011 from $22.5 million for the year ended December 31, 2010. The increase was primarily due to a $3.8 million increase in retail marketing, a $3.3 million increase in cooperative advertising and a $1.5 million increase in coupon expense, which were implemented to increase brand awareness and trial of our 2011 new products. Also contributing to the increase was a $1.0 million increase in markdowns and a $184,000 increase in cash discounts and miscellaneous allowances.

During the year ended December 31, 2011, our results included net sales of $10.1 million to international customers compared to $10.9 million for the year ended December 31, 2010.

Cost of Sales.  Cost of sales decreased $191,000, or 0.4%, to $42.7 million for the year ended December 31, 2011 from $42.9 million for the year ended December 31, 2010. The decrease in cost of sales resulted primarily from favorable product mix, lower air freight charges and positive manufacturing variances.

Cost of sales as a percentage of net sales improved to 52.8% for the year ended December 31, 2011 compared to 54.6% for the year ended December 31, 2010. The decrease in cost of sales as a percentage of net sales was due to the factors mentioned above.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses increased $3.8 million, or 11.3%, to $37.1 million for the year ended December 31, 2011 from $33.4 million for the year ended December 31, 2010. The increase was primarily due to a $3.2 million increase in marketing spend to increase brand awareness and trial of our 2011 new products, a $594,000 increase in corporate administrative costs, a $459,000 increase in provision for bad debts, a $396,000 increase in sales force and sales administrative expenses, a $283,000 increase in realized and unrealized foreign currency exchange losses, which were partially offset by a $450,000 decrease in freight and warehouse costs, a $407,000 decrease in stock-based compensation expense and a $331,000 decrease in distribution costs.

Interest Expense, Net.  Interest expense, net, decreased $253,000, or 10.4%, to $2.2 million for the year ended December 31, 2011 from $2.4 million for the year ended December 31, 2010. The decrease was primarily due to a decrease in the average borrowings outstanding under our credit facility, lower interest rates on our senior subordinated note resulting from an amendment entered into in April 2010 and repayment in full of our senior subordinated note in November 2011.

Loss on Debt Restructuring. During the year ended December 31, 2011, we recognized a loss on debt restructuring of $1.3 million in connection with the repayment of our senior subordinated note consisting of (i) $724,000 of unamortized debt discounts, (ii) $412,000 of unamortized deferred financing fees, and (iii) $167,000 of prepayment premiums. No such charge was recorded in 2010.

Other Expense (Income).  Other expense for the year ended December 31, 2011 was $8,000 compared to other income of $35,000 for the year ended December 31, 2010, which consisted of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

Benefit for Income Taxes.  The benefit for income taxes represents federal, state and local income taxes. For the year ended December 31, 2011, the benefit for income taxes was $1.2 million, representing an effective income tax rate of 50.5%. The effective tax rate differed from the statutory rate for the year ended December 31, 2011, primarily due to the removal of uncertain tax liabilities and permanent differences between book and taxable income such as the domestic production activities deduction, charitable contributions, and research and development credits. For the year ended December 31, 2010, the benefit for income taxes was $703,000, representing an effective income tax rate of 484.8%. The effective tax rate differed from the statutory rate for the year ended December 31, 2010, primarily due to the impact of a New York state audit refund, the graduated federal tax rates, charitable contributions and other permanent differences such as research and development credits.

Liquidity and Capital Resources

Cash Flows

As of December 31, 2011, we had $3,000 in cash and cash equivalents compared to $110,000 in cash and cash equivalents as of December 31, 2010. The decrease in cash and cash equivalents was due primarily to the repayment of our related party long-term debt and purchases of retail permanent fixtures and property and equipment, partially offset by cash provided by our operating activities.  As of December 31, 2011, we had $4.7 million outstanding and $10.5 million available under our revolving credit facility. The significant components of our working capital are accounts receivable, inventories, deferred tax assets, net, accounts payable, trade allowances, sales returns reserve and line of credit borrowings.

Operating Activities.  Cash provided by operating activities decreased $886,000, or 14.5%, to $5.2 million for the year ended December 31, 2011 from $6.1 million for the year ended December 31, 2010. The net decrease in cash provided by operating activities resulted primarily from unfavorable changes in net working capital impacting net loss, offset in part by higher net non-cash activities. In 2011, net loss of $1.2 million and a net decrease in working capital needs of $407,000 were offset by non-cash charges of $6.8 million. In 2010, net income of $558,000 and non-cash charges of $6.4 million were partially offset by a net decrease in working capital needs of $873,000.

Days sales outstanding (“DSO”), as calculated on a trailing 4-month basis, decreased 3.3 days, to 67.9 days at December 31, 2011 from 71.2 days at December 31, 2010. The decrease in DSO resulted primarily from our increased collection efforts in 2011 and 2010. We regularly reevaluate our customers' ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. As of December 31, 2011, we had $25.8 million of accounts receivable, net, of which $2.1 million had not been collected as of February 29, 2012. As of December 31, 2010, we had $24.4 million of accounts receivable, net, of which $1.1 million and $6.2 million had not been collected as of February 29, 2012 and February 28, 2011, respectively.

For the fiscal year ended December 31, 2011, our inventory turnover rate was 1.8 times, which is relatively consistent with our inventory turnover rate for the year ended December 31, 2010 of 1.6 times.

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

Based on the above process, our provision for slow moving and obsolete inventory was $2.0 million and $3.3 million for the years ended December 31, 2011 and 2010, respectively. The decrease in our provision for slow moving and obsolete inventory for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was primarily due to the long-term benefits of our 2009 SKU rationalization which has led to improved supply chain management and fewer returns.

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

Investing Activities.  Cash used in investing activities for the year ended December 31, 2011 was $3.8 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our information technology infrastructure. Cash used in investing activities for the year ended December 31, 2010 was $747,000, which was primarily related to investments in retail permanent fixtures and capital expenditures to our manufacturing and distribution equipment and information technology infrastructure.

Financing Activities.  Cash used in financing activities was $1.5 million for the year ended December 31, 2011 compared to $9.0 million for the year ended December 31, 2010. The decrease in cash used in financing activities was primarily due to net borrowings from our line of credit from Wells Fargo, proceeds received from the issuance of long-term debt and lower payments for debt issuance costs, offset in part by the repayment of our related party long-term debt.

Future Liquidity and Capital Needs.  Our net working capital decreased $3.4 million, or 12.5%, to $23.8 million as of December 31, 2011 from $27.2 million as of December 31, 2010. Working capital requirements typically increase during the fourth quarter, when we experience higher inventory levels as we produce new products for shipment in the first quarter of the following year.

We budgeted capital expenditures of $3.6 million for 2011 for several key projects, including $2.3 million in investments in retail permanent fixtures, $688,000 in improvements to our information technology infrastructure, $463,000 in improvements to other manufacturing and distribution equipment, $110,000 to upgrade a product assembly line and $56,000 in improvements to our research and development equipment. We incurred $802,000 for capital expenditures and $2.8 million for investments in retail permanent fixtures for the year ended December 31, 2011.

We estimate that our net working capital requirements will increase to $27.8 million in 2012 from $23.8 million in 2011. We have budgeted capital expenditures of $3.5 million for 2012, compared to $3.6 million in 2011, which consists of $1.7 million of property and equipment expenditures and $1.8 million of retail permanent fixture expenditures. We believe that our cash flows from operations and funds from our senior credit agreement will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

Senior Credit Agreement.  We are party to a senior credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, N.A., acting through its Wells Fargo Business Credit operating division (“Wells Fargo”), which replaced our previous asset-based revolving credit facility (the “old revolving credit facility”) with Union Bank, N.A. (“Union Bank”). An amendment entered into in September 2011 (the “Third Amendment”), among other things, extended the maturity date of the Credit Agreement from November 6, 2012 to November 6, 2015, as more fully described below.

The maximum amount available for borrowing under the line of credit portion of the Credit Agreement is equal to the lesser of $25.0 million and a borrowing base formula equal to: (i) 65% or such lesser percentage of eligible accounts receivable as Wells Fargo in its discretion as an asset-based lender may deem appropriate; plus (ii) the least of (1) $14.0 million and (2) the sum of specified percentages (or such lesser percentages as Wells Fargo in its discretion as an asset-based lender may deem appropriate) of each of the following items of eligible inventory (as defined in the Credit Agreement): (A) eligible inventory consisting of finished goods that are fully packaged, labeled and ready for shipping, not to exceed 65% of such eligible inventory, (B) eligible inventory consisting of semi-finished goods which are ready for packaging and shipping, not to exceed $4.0 million, (C) eligible inventory consisting of raw materials, not to exceed $1.5 million, (D) eligible inventory consisting of blank components, not to exceed $1.0 million and (E) eligible inventory consisting of returned items, not to exceed $0.75 million; plus (iii) the cash balance in a certain Canadian concentration account; less (iv) a working capital reserve of $1.0 million, as such amount may be adjusted by Wells Fargo from time to time, and a borrowing base reserve that Wells Fargo establishes from time to time in its discretion as a secured asset-based lender; less (v) indebtedness owed to Wells Fargo other than indebtedness outstanding under the revolving credit facility. Availability under the line of credit portion of the Credit Agreement is reduced by outstanding letters of credit.

Floating rate borrowings on the line of credit under the Credit Agreement, as amended by the Third Amendment, accrue interest at a daily rate equal to the three-month LIBOR plus 2.75% and fixed rate borrowings on the line of credit accrue interest at a fixed rate equal to the three-month LIBOR plus 2.75% on the date of borrowing. Interest on floating rate borrowings is payable monthly in arrears and interest on fixed rate borrowings are payable upon the expiration of the fixed rate term, subject to minimum monthly interest payments in the amount of $15,000 with a $250,000 annual minimum. Under the Credit Agreement, we are required to pay to Wells Fargo an unused credit line fee equal to 0.5% per annum and various other fees associated with cash management and other related services. We may at any time reduce the maximum amount available for borrowing or terminate the facility prior to the scheduled maturity date by paying breakage fees, which have been amended so that if the maximum amount available for borrowing is reduced or terminated on or before November 6, 2012, the breakage fee would equal 1.0% of the maximum amount of the revolving credit facility or amount of the reduction in the credit facility, decreasing to 0.5% if the termination or reduction occurs after November 6, 2012.

Under the Credit Agreement, all payments to Physicians Formula, Inc. and its subsidiaries are required to be deposited into a lock-box account provided by Wells Fargo, except that payments in connection with our Canadian operations may be deposited into a lock-box account with Royal Bank of Canada. Any amounts deposited into a lock-box account with Wells Fargo will be swept to a collection account to be applied to repay the outstanding borrowings under the revolving credit facility. If the balance in our Canadian account at any time exceeds Canadian $2.0 million, we must, within 10 days after such occurrence, transfer the excess amount to the collection account to repay borrowings under the revolving credit facility. In addition, at any time, we may transfer amounts out of the Canadian accounts to repay borrowings under the revolving credit facility or, so long as no event of default exists, pay costs and expenses incurred in connection with our Canadian operations from our Canadian operating account.

The Credit Agreement requires us to comply with financial covenants, as further described below. In addition, we are required to comply with certain negative covenants, including limitations on our ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow us to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $4.5 million for the year ending December 31, 2011. As of December 31, 2011, we held no assets aside from our investment in Physicians. The Credit Agreement also contains customary events of default, including a change of control of Physicians. As of December 31, 2011, we were in compliance with the covenants contained in the Credit Agreement (see further details below).

On February 28, 2011, we entered into an amendment to the Credit Agreement (the “Second Amendment”) with Wells Fargo to establish financial covenants applicable to periods after December 31, 2010, including our minimum book net worth covenant, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ended March 31, 2011, we are required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 12-month and 6-month period basis. The Second Amendment also required us to negotiate with Wells Fargo and establish, no later than April 30, 2012, our financial covenants that will apply to future periods not covered by this amendment. We are currently in the process of negotiating our financial covenants with Wells Fargo and expect the process to be completed by April 30, 2012.

On September 30, 2011, we entered into the third amendment to the Credit Agreement (the “Third Amendment”) with Wells Fargo. Pursuant to the Third Amendment, Wells Fargo provided for a $4.0 million term loan (the “Term Loan”) in addition to the current asset-based revolving credit facility. In accordance with the Third Amendment, we used the entire proceeds from the Term Loan in addition to monies from the existing line of credit to repay in full all outstanding borrowings, interest, prepayment fees, and any other amounts due and owing under our senior subordinated note with Mill Road Capital, L.P. (“Mill Road”). The Term Loan was funded by Wells Fargo on November 10, 2011 and bears interest at a rate equal to the three-month LIBOR plus 3.5%. The Term Loan is payable in 48 monthly equal installments of $83,333, beginning on the first day of the first calendar month after the funds are disbursed. As of December 31, 2011, there was $3.9 million outstanding under the Term Loan at an interest rate of 4.13%. Scheduled maturities of the Term Loan as of December 31, 2011 were $1.0 million for each of the years 2012 through 2014 and $917,000 for 2015.

The Third Amendment also increased our minimum net book worth financial covenant by at least $250,000 at each test date. In addition, as of September 30, 2011 and December 31, 2011, we were required to comply with a maximum leverage ratio, which is borrowed money of Physicians divided by Adjusted EBITDA, of not greater than 2.5 to 1.0. There were no changes to our covenants related to Adjusted EBITDA or maximum capital expenditures. In connection with the Third Amendment, we paid Wells Fargo an amendment fee of $50,000 and related expenses.

The Credit Agreement defines “book net worth” as our stockholders’ equity, determined in accordance with accounting principles generally accepted in the United States of America and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with Accounting Standards Codification (“ASC”) 350, Intangibles–Goodwill and Other (“ASC 350”). The Credit Agreement requires that we have a minimum book net worth of $48.5 million as of December 31, 2011.  As of December 31, 2011, we were in compliance with such covenant.  The Credit Agreement defines “Adjusted EBITDA” as our consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to our inventory reserves for obsolete, excess, or slow moving inventory. The Credit Agreement requires us to maintain a minimum Adjusted EBITDA of at least $6.0 million for the 12 months ended December 31, 2011 and at least $1 for the six months ended December 31, 2011. As of December 31, 2011, we were in compliance with such covenants.

The Credit Agreement contains provisions that could result in the acceleration of maturity of the indebtedness and entitle the lenders to exercise remedies upon an event of default, including a default of the financial covenants. There is no assurance that we would receive waivers should we not meet our financial covenant requirements.  Even if we are able to obtain a waiver, in connection with negotiating a waiver, we may be required to agree to other changes in the senior credit agreement including increased interest rates, tighter covenants or lower availability thresholds or pay a fee for such waiver. If we are not able to comply with the new financial covenants in the Credit Agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity; however, given the current state of the worldwide credit markets, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all.

Borrowings under the revolving credit facility are guaranteed by both us and the domestic subsidiaries of Physicians and are secured by (i) a pledge of the capital stock of Physicians and its subsidiaries and (ii) substantially all of the assets of Physicians Formula Holdings, Inc. and its subsidiaries.

As of December 31, 2011 and 2010, there was $4.7 million and $1.4 million outstanding under the revolving credit facility, respectively, at interest rates of 3.38% and 3.80%, respectively. As of December 31, 2011 and 2010, there were no outstanding letters of credit and $10.5 million and $15.8 million available under the revolving credit facility, respectively. The revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the revolving credit facility. As such, in accordance with ASC 470-10-45, Debt–Other Presentation, we classified the above outstanding amount under the revolving credit facility as a current liability in the accompanying consolidated balance sheets.

Senior Subordinated Note.  Physicians and certain guarantor subsidiaries were party to a Senior Subordinated Note Purchase and Security Agreement (the “Note Agreement”) with Mill Road which is reported as Related Party Long-Term Debt on the accompanying consolidated balance sheets. Pursuant to the Note Agreement, on November 6, 2009, Physicians issued a senior subordinated note to Mill Road in an aggregate principal amount equal to $8.0 million (the “Senior Subordinated Note”). An amendment entered into in April 2010 extended the maturity date of the Senior Subordinated Note from May 2013 to November 2014 and reduced the interest rate from 19% to 14% per annum.

Subject to the terms of the Credit Agreement, the Senior Subordinated Note was redeemable in whole or in part prior to November 6, 2011 at an amount equal to 104% of the aggregate principal amount of the outstanding Senior Subordinated Note, decreasing to 102% if redeemed on or after November 6, 2011 and prior to November 6, 2012, and decreasing to 101% if redeemed on or after November 6, 2012.

We incurred total costs of $2.4 million associated with the Credit Agreement, the Senior Subordinated Note and the amendments thereto.

In connection with the issuance of the Senior Subordinated Note, Mill Road agreed that, until September 30, 2012, it would not acquire more than 35% of our common stock or seek to elect anyone to our board of directors (the “Board”) (other than the one director it was entitled to nominate while the Senior Subordinated Note was outstanding), in each case, without obtaining the prior written consent of the Board. These restrictions will be released if we receive a bid for the acquisition of the Company (other than from Mill Road or its affiliates).

As required by the Note Agreement and as consideration for the reduction in interest payments, on April 30, 2010, we entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of our common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of the Company's common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company's common stock. As of December 31, 2011, no warrants have been exercised.

On November 10, 2011, the Senior Subordinated Note was repaid using proceeds from the Term Loan and borrowings under our existing line of credit with Wells Fargo (as described above). In connection with the repayment of the Senior Subordinated Note, we recognized a loss on debt restructuring of $1.3 million during the year ended December 31, 2011 consisting of (i) $724,000 of unamortized debt discounts, (ii) $412,000 of unamortized deferred financing fees, and (iii) $167,000 of prepayment premiums.

The issuance of the warrants and reduction in interest payments have been accounted for as a partial conversion of the required payments under the Note Purchase Agreement for equity interests under ASC 470-20, Debt–Debt With Conversion and Other Options (“ASC 470-20”). ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuer’s borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense.

The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Additionally, during 2010, we recorded the income tax effect of the debt discount of $332,000 to additional paid-in-capital, as a reduction of the $940,000 recorded above, and established a corresponding deferred income tax liability. The unamortized discount for the Senior Subordinated Note was amortized through the repayment date of November 10, 2011. The effective interest rate on the liability component of the Senior Subordinated Note was 17.5%. Interest expense related to the contractual coupon rate was $1.0 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively. Interest expense related to the amortization of debt discount was $130,000 and $86,000 for the years ended December 31, 2011 and 2010, respectively.

Long-term debt and the equity component of the Senior Subordinated Note as of December 31, 2010 was as follows (in thousands):

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

Actual returns in any future period are inherently uncertain and thus may differ from our estimates. If actual returns exceed reserves, we would need to reduce our net sales at the time of such determination. We have not experienced any material differences between the allowances for estimated returns and actual returns. Our provision for returns was $17.9 million and $19.0 million for the years ended December 31, 2011 and 2010, respectively. Our provision for 2011 decreased compared to 2010 due to a decline in expected returns from our retailers.

We offer trade allowances such as rebates, price protection, coupons and other incentives to customers in the normal course of business. We also have arrangements with customers pursuant to our trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to us or incentivize our retail customers or the end consumer. These arrangements include cash discounts, markdown allowances, cooperative spending, retail marketing, coupons, warehouse allowances and miscellaneous allowances (collectively, "trade allowances"). In addition, from time to time, we may pay fees to customers in order to place products on end-caps or expand or maintain space for its products. Trade allowances are provided for based on estimates, including anticipated deductions to be taken by our customers for the trade allowance programs provided to them, and historical experience. Trade allowances and end-cap placement and shelf placement costs, if any, are recorded as incurred as an offset against sales in our consolidated statements of operations. We also record certain non-cash consideration given to customers for trade allowance programs to cost of sales in our consolidated statements of operations. We have not experienced any material differences between the trade allowance accruals and actual trade allowances.

Inventory Valuation

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

Intangible Assets

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

If our net sales or other estimated factors are not achieved at or above the forecasted level, this may adversely affect the estimated fair value of the trade names and the carrying value may prove unrecoverable and we may incur additional impairment charges in the future. The critical assumptions that affect projected net sales and the discount rate assumptions are: i) the number of retail stores in which we have distribution, which, in turn, could be affected by the loss or gain of a customer, in whole or in part; ii) the number of products we sell on average in each of our retail customer's stores; iii) the sales price of our products to our customers, which can be affected by general consumer confidence, competitive dynamics and the degree of innovation in our products relative to that of our competition; and iv) the rate of returns that we expect to receive from sales to our customers, which are offsets to our gross sales. Customers evaluate whether to keep our products in distribution using a variety of factors, the most meaningful of which include the rate of sales of our products in their stores, the margin our customers generate from the sales of our products, and the amount of cooperative advertising and trade allowance programs that we invest in to support the sales of our products in their stores (and such programs are offsets to our gross sales). Typically, products that are returned relate to either special promotions that did not sell through at our retail customers or products which our retail customers are not including in their planned annual plan-o-gram reset for the upcoming year. The discount rate is affected by the Company's, and selected guideline public companies, capital structure (ratio of debt and equity financing) and the related cost of debt and equity financing, and both can be significantly affected by changes in the capital markets (e.g. general availability of debt and equity for companies with our risk profile) and the degree of risk and stability analysts, investors, potential investors, and other market participants perceive in our cash flow performance.

No impairment charge was recorded during 2011 and 2010 based on our impairment analysis performed as of June 30, 2011 and 2010 as the fair value of the trade names exceeded their carrying value.

Definite-lived intangible assets.  Other intangible assets consist primarily of patents and distributor relationships (we use the terms distributor and customer interchangeably, thus such distributor relationships represented our entire customer base of retailer customers at the time of the management buyout and stock purchase transaction in 2003). Patents and distributor relationships are amortized over their estimated useful lives of 15 and 20 years, respectively. Intangible assets related to patents and distributor relationships are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Management estimated the useful life of the patents on the base technology that has been in existence for many years and is expected to continue through the estimated useful life. The useful life of the distributor relationships is based on our historical attrition analysis, which was used to calculate the rate of drop-off or loss of customer sales over time, for all of our customers/distributors at the time of the 2003 management buyout and stock purchase transaction. We used our aggregate sales for these customers over a historical period of time to calculate an implied average annual customer attrition rate, which converted into the 20 year estimated useful life of the distributor/customer relationships.

We tested the recoverability of definite-lived intangible assets at the asset group level, which we determined to be at the entity level, in accordance with ASC 360, Property, Plant and Equipment, as of June 30 of each year and as events or changes in circumstances indicated that the carrying amount may not be recoverable.  The recoverability of the asset group was based on the sum of the projected undiscounted cash flows of the asset group, which we then compared to the related carrying value of the asset group.  The material inputs into these projections include assumptions regarding estimates of revenue growth rates, gross profit margins, and operating expenses, which were adjusted for known events and circumstances as of the date of our recoverability testing, including the adverse impact from the loss of one of our largest retailer customers.  Based upon the results of our recoverability test of the asset group, the sum of the undiscounted cash flows exceeded the carrying value, indicating that the asset group carrying value is recoverable and no impairment charge was required for our distributor relationships and patents intangible assets. We did not perform a recoverability test of our definite-lived intangible assets during 2011 and 2010 as there were no events or changes in circumstances that indicated that the carrying amount may not be recoverable.

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

The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider several factors when estimating expected forfeitures, such as types of awards. Actual results may differ substantially from these estimates. Prior to 2011, the expected volatility of the stock was based on companies of similar growth and maturity and our peer group in the industry in which we do business because we do not have sufficient historical volatility data for our own stock. Beginning in 2011, the expected volatility is based on the daily historical volatility of our own stock. The expected life of options granted represents management’s best estimate based upon historical and expected trends in the Company’s stock option activity. In the future, as we gain historical data for volatility in our own stock and the actual term employees hold our options, expected volatility and expected term may change which could substantially change the grant-date fair value of future awards of stock options and, ultimately, the expense we record.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

We believe that it is more likely than not that the deferred income tax assets of $13.0 million as of December 31, 2011 will be utilized.  In arriving at this conclusion we are relying on both the reversal of deferred income tax liabilities and the projection of future taxable income from operations.  Of the deferred income tax liabilities, approximately $7.8 million are scheduled to reverse with the appropriate attributes sufficient to utilize the deferred income tax assets recognized as of December 31, 2011.  In order to utilize the remaining deferred income tax assets of $5.2 million, our projected taxable income from operations in future years must exceed $19.5 million. We evaluate all positive and negative evidence when projecting future taxable income from operations and give more weight to evidence that is objectively verifiable, including our historical three-year cumulative taxable income.  Management believes that it is more likely than not that we will exceed these requirements. However, if we are unable to generate pre-tax income in the future, this could result in recognizing a valuation allowance against our deferred income tax assets.

Environmental Matters

As discussed under Item 1. “Business,” we have environmental liabilities at our City of Industry facilities. These involve both onsite and regional groundwater contamination. We also have indemnities that have covered, and that we expect will continue to cover, most of these environmental liabilities. The indemnities were given to us by prior owners of the business, by a former operator of the facility and its insurer, by a prior owner’s successor, and by a company with which we entered into a settlement indemnifying us for further regional groundwater contamination liabilities. Based on our agreement and our past dealings with these entities and the nature of their contractual commitments, we expect that they will continue to indemnify most of our environmental liabilities. Some of the entities could contest a future indemnification demand we could make for some aspects of our potential environmental liabilities. We believe all of the entities are financially able to satisfy their indemnity obligations to us. However, failure by one or more of such parties to honor the indemnification obligations to us could materially affect us.

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

Forward-Looking Statements

This section and other parts of this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to our dependence on a limited number of retailer customers, the loss of any of our retailer customers, fluctuations in buying decisions of our retailer customers, changes in general economic or market conditions, our ability to comply with covenants in our new senior credit agreement, our ability to repay or refinance borrowings under the senior credit agreement, the competitive environment in our industry, the demand for our products, loss of any of our key employees, our ability to expand our product offerings, our ability to expand through new and existing distribution channels, our ability to manage our growth and sustain profitability, our ability to protect our intellectual property, our cash needs and financial performance, variations in product quality or delays in order fulfillment, our operations and our ability to achieve cost savings, our dependence on third party suppliers, increases in minimum wages, catastrophic losses or other disruptions at any of our facilities, the effect of regulatory and technological changes, risks associated with doing business outside of the U.S. and other factors discussed in Item 1A. “Risk Factors - Risk Related to Our Business and Industry.” Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the related notes and the report of independent registered public accounting firm, are set forth on the pages indicated in Item 15 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 16, 2011, the Audit Committee of the Board of Directors (the “Audit Committee”) of Physicians Formula Holdings, Inc. (the “Company”) dismissed Deloitte & Touche LLP (“Deloitte”) as the independent registered public accountants of the Company. The Audit Committee has engaged BDO USA, LLP as its independent registered public accountants, effective

August 19, 2011.

The report of Deloitte on the Company's consolidated financial statements for the fiscal year ended December 31, 2010 did not contain an adverse opinion or a disclaimer of opinion, nor was such report qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2010 and through August 22, 2011, (i) there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter of the disagreement in its reports on the Company's consolidated financial statements for such year or any subsequent period through August 22, 2011, and (ii) there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

The foregoing disclosures were previously reported in a Form 8-K that was filed with the Securities and Exchange Commission on August 22, 2011.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Senior Vice President of Finance (who performs the functions similar to those of a Chief Financial Officer within our organization), our Chief Executive Officer and Senior Vice President of Finance concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2011.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to management, including our Chief Executive Officer and Senior Vice President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2011. Our independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on our internal control over financial reporting which is included herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.
Azusa, California

We have audited Physicians Formula Holdings, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Physicians Formula Holdings, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management's Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Physicians Formula Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Physicians Formula Holdings Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
March 6, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the sections captioned “Proposals to be Voted On - Proposal No. 1: Election of Directors,” “Board of Directors and Corporate Governance,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the sections captioned “Executive Compensation” and “Board of Directors and Corporate Governance" contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Options to purchase shares of our common stock have been granted to certain of our executive officers and key employees under our 2006 Equity Incentive Plan and 2003 Stock Option Plan. The following table summarizes the number of stock options issued, net of forfeitures, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2011:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	1,036,517	$8.77	424,171	(1)
2003 Stock Option Plan	538,889	0.11	—
Total	1,575,406	5.81	424,171
________________________

(1)
The 2006 Equity Incentive Plan provides that the number of shares available for issuance under the plan automatically increases on the first day of each fiscal year beginning in 2007 and ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Compensation Committee of our Board of Directors. The Compensation Committee of our Board of Directors has determined that no additional shares will be added to the 2006 Equity Incentive Plan in 2012.

The additional information required by Item 12 is incorporated by reference from the section captioned “Common Stock Ownership” contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the sections captioned “Certain Relationships and Related Transactions” and “Board of Directors and Corporate Governance” contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 is incorporated by reference from the section captioned “Principal Accountant Fees and Services” contained in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.
Azusa, California

We have audited the accompanying consolidated balance sheet of Physicians Formula Holdings Inc. as of December 31, 2011 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Physicians Formula Holdings Inc. at December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Physicians Formula Holdings, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 6, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Los Angeles, California
March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Physicians Formula Holdings, Inc.
Azusa, California

We have audited the accompanying consolidated balance sheet of Physicians Formula Holdings, Inc. and subsidiary (the "Company") as of December 31, 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 11, 2011

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2011		2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3		$110
Accounts receivable, net of allowance for doubtful accounts of $1,452 and $1,131 as of December 31, 2011 and 2010, respectively	25,758		24,394
Inventories	25,223		23,305
Prepaid expenses and other current assets	1,940		2,234
Income taxes receivable	437		294
Deferred tax assets, net	8,677		7,649
Total current assets	62,038		57,986

PROPERTY AND EQUIPMENT, NET	2,597		3,056
OTHER ASSETS, NET	5,357		5,480
INTANGIBLE ASSETS, NET	30,486		32,251
TOTAL ASSETS	$100,478		$98,773

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,445		$9,061
Accrued expenses	3,739		2,834
Trade allowances	7,457		6,293
Sales returns reserve	10,941		10,700
Income taxes payable	—		535
Line of credit borrowings	4,690		1,406
Current portion of long-term debt	1,000		—
Total current liabilities	38,272		30,829

DEFERRED TAX LIABILITIES, NET	8,155		8,738
LONG-TERM DEBT	2,917		—
RELATED PARTY LONG-TERM DEBT, net of unamortized discount of $0 and $854 as of December 31, 2011, and 2010, respectively	—		7,525
OTHER LONG-TERM LIABILITIES	272	503	503
Total liabilities	49,616		47,595

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS' EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at December 31, 2011 and 2010	—		—
Common stock, $0.01 par value—50,000,000 shares authorized, 13,620,900 and 13,589,668 shares issued and outstanding at December 31, 2011 and 2010, respectively	136		136
Additional paid-in capital	62,811		61,930
Accumulated deficit	(12,085)		(10,888)
Total stockholders' equity	50,862		51,178
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,478		$98,773

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

	Year Ended December 31,
	2011	2010
NET SALES	$80,937	$78,523
COST OF SALES	42,713	42,904
GROSS PROFIT	38,224	35,619
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	37,142	33,359
INCOME FROM OPERATIONS	1,082	2,260
INTEREST EXPENSE, NET	2,187	2,440
LOSS ON DEBT RESTRUCTURING	1,303	—
OTHER EXPENSE (INCOME)	8	(35)
LOSS BEFORE BENEFIT FOR INCOME TAXES	(2,416)	(145)
BENEFIT FOR INCOME TAXES	(1,219)	(703)
NET (LOSS) INCOME	$(1,197)	$558

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.09)	$0.04
Diluted	$(0.09)	$0.04

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,598,545	13,589,668
Diluted	13,598,545	14,478,641

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Number of Shares	Amount
BALANCE, January 1, 2010	13,589,668	$136	$60,080	$(11,446)	$48,770
Stock-based compensation	—	—	1,242	—	1,242
Issuance of warrants	—	—	608	—	608
Net income	—	—	—	558	558
BALANCE, December 31, 2010	13,589,668	136	61,930	(10,888)	51,178
Stock-based compensation	—	—	811	—	811
Exercise of stock options	31,232	—	67	—	67
Tax benefit on exercise of stock options	—	—	3	—	3
Net loss	—	—	—	(1,197)	(1,197)
BALANCE, December 31, 2011	13,620,900	$136	$62,811	$(12,085)	$50,862

See notes to consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,197)	$558
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,965	4,475
Loss on debt restructuring	1,136	—
Loss on disposal of other assets	118	—
Exchange rate loss (gain)	24	(96)
Deferred income taxes	(1,611)	(211)
Provision for bad debts	476	16
Amortization of debt discount and debt issuance costs	671	744
Stock-based compensation expense	755	1,163
Tax benefit on exercise of stock options	(3)	—
Payment in kind interest	292	329
Changes in assets and liabilities:
Accounts receivable	(1,864)	839
Inventories	(1,862)	(2,024)
Prepaid expenses and other current assets	1,253	384
Accounts payable	1,618	(1,373)
Accrued expenses, trade allowances and sales returns reserve	1,351	(245)
Income taxes payable (receivable)	(675)	1,703
Other long-term liabilities	(228)	(157)
Net cash provided by operating activities	5,219	6,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of $320 and ($319) non-cash capital expenditures for the years ended December 31, 2011 and 2010, respectively	(1,122)	(456)
Other assets, net of ($86) and ($608) non-cash retail permanent fixture expenditure for the years ended December 31, 2011 and 2010, respectively	(2,715)	(291)
Net cash used in investing activities	(3,837)	(747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on line of credit from Wells Fargo	3,452	(8,520)
Repayment of related party long-term debt	(8,839)	—
Borrowings from long-term debt	4,000	—
Repayment of long-term debt	(83)	—
Debt issuance costs	(89)	(525)
Tax benefit on exercise of stock options	3	—
Exercise of stock options	67	—
Net cash used in financing activities	(1,489)	(9,045)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(107)	(3,687)
CASH AND CASH EQUIVALENTS—Beginning of year	110	3,797
CASH AND CASH EQUIVALENTS—End of year	$3	$110

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1,242	$1,486
Cash paid (refunds received) for income taxes, net	$1,182	$(2,151)

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING INVESTING AND FINANCING ACTIVITIES:
In November 2011 and 2010, the Company entered into an agreement for its general, automobile and workers' compensation insurance policies of $959 and $938, respectively.

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

Concentration of Credit Risk.  Certain financial instruments subject the Company to concentrations of credit risk. These financial instruments consist primarily of accounts receivable. The Company regularly reevaluates its customer's ability to satisfy credit obligations and records a provision for doubtful accounts based on such evaluations. Significant customers that accounted for more than 10% of gross sales are as follows:

	Year Ended December 31,
	2011	2010
Customer A	33%	32%
Customer B	22%	19%
Customer C	10%	12%

Two customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 62% of gross accounts receivable at December 31, 2011. Four customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 72% of gross accounts receivable at December 31, 2010.

Inventories.  Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

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

Capitalized Interest.  Capitalized interest is recorded in property and equipment for construction-in-progress using the average interest rate over the construction period. Capitalized interest for the years ended December 31, 2011 and 2010 was not significant.

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

Intangible Assets.  Indefinite-lived intangible assets consist exclusively of trade names. Trade names are tested for impairment annually as of June 30, or whenever events or indicators of impairment occur between annual impairment tests. The fair value of the trade names is determined using a discounted cash flow analysis based on the relief-from-royalty approach. No impairment charge was recorded during 2011 and 2010 based on the Company's impairment analysis.

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

Debt Issuance Costs.  Debt issuance costs are capitalized and amortized over the terms of the underlying debt instruments using the effective-interest method and is included in other assets in the accompanying consolidated balance sheets. Amortization of loan costs for the years ended December 31, 2011 and 2010 totaled $541,000 and $659,000, respectively, and is included in interest expense in the consolidated statements of operations.

Fair Value Measurements.  The Company's financial instruments are primarily composed of cash and cash equivalents, accounts receivable, restricted investments, accounts payable and line of credit borrowings. The fair value of cash and cash equivalents, accounts receivable, accounts payable and line of credit borrowings closely approximates their carrying value due to their short maturities. Additionally, the fair value of the line of credit borrowings is estimated based on reference to market prices and closely approximates its carrying value.

The valuation techniques required by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

•	Level 1–Quoted prices in active markets for identical assets or liabilities.

•
Level 2–Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related asset or liabilities.

•	Level 3–Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.

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

Trade Allowances.  The Company offers trade allowances such as rebates, price protection, cash discounts, coupons and other incentives to customers in the normal course of business. The Company also has arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company or incentivize its retail customers or the end consumer. These arrangements include cash discounts, markdown allowances, cooperative spending, retail marketing, coupons, warehouse allowances and miscellaneous allowances (collectively, "trade allowances"). In addition, from time to time, the Company may pay fees to customers in order to place products on end-caps or expand or maintain space for its products. Trade allowances are provided for based on estimates, including anticipated deductions to be taken by the Company's customers for the trade allowance programs provided to them, and historical experience. Trade allowances and end-cap placement and shelf placement costs, if any, are recorded as incurred as an offset against sales in the Company's consolidated statements of operations. The Company also records certain non-cash consideration given to customers for trade allowance programs to cost of sales in its consolidated statements of operations.

Shipping and Handling Fees.  Amounts billed to customers for shipping and handling are included as a component of net sales. Shipping and handling costs, which represent costs incurred to ship products to the Company's customers, are included as a component of selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $3.2 million and $3.5 million for the years ended December 31, 2011 and 2010, respectively.

Advertising Expenditures.  Advertising costs are expensed as incurred and include print and digital, promotions, public relations and other selling expenses. Advertising expense was $11.8 million and $8.6 million for the years ended December 31, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development.  Research and development costs are expensed as incurred and consist primarily of product formulation, testing, regulatory analysis and compliance. Research and development costs totaled $831,000 and $699,000 for the years ended December 31, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Stock-Based Compensation.  The Company accounts for stock-based compensation in accordance with ASC 718, Compensation–Stock Compensation (“ASC 718”), which indicates that share-based payment awards result in a cost that will be measured at fair value on the awards' grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised.

Income Taxes.  The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years. Deferred income tax assets and liabilities are computed annually for differences between the financial statements and income tax bases of assets and liabilities. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. A valuation allowance is established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Foreign Currency Transactions.  The Company enters into sales transactions with customers located in Canada, which are denominated in Canadian dollars. Gains and losses from foreign currency transactions are included in the determination of net income (loss) in the period in which the exchange rate changes. Unrealized gains and losses result when receivables are revalued at the balance sheet date. Foreign currency (losses) gains of ($29,000) and $254,000 were recognized for the years ended December 31, 2011 and 2010, respectively, and are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Net (Loss) Income Per Common Share.  Basic net (loss) income per common share is computed as net (loss) income divided by the weighted-average number of common shares outstanding during the period. Diluted net income per common share reflects the potential dilution that could occur from the exercise of outstanding stock options and warrants and is computed by dividing net income by the weighted-average number of common shares outstanding for the period, plus the dilutive effect of outstanding stock options and warrants, if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options and warrants, calculated using the treasury stock method (in thousands, except per share data):

	Year Ended December 31,
	2011	2010
Numerator:
Net (loss) income	$(1,197)	$558
Denominator:
Weighted-average number of common shares—basic	13,599	13,590
Effect of dilutive stock options	—	485
Effect of dilutive warrants	—	404
Weighted-average number of common shares—diluted	13,599	14,479
Net (loss) income per common share:
Basic	$(0.09)	$0.04
Diluted	$(0.09)	$0.04

Stock options and warrants for the purchase of 3,007,389 and 1,234,000 shares of common stock were excluded from the above calculation during the years ended December 31, 2011 and 2010 , respectively, as the effect of those options were anti-dilutive.

Segments.  The Company operates in one reportable segment consisting of the manufacturing, research, development and distribution of cosmetic and skin care products.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include: provisions for sales returns, trade allowances, allowance for doubtful accounts and inventory obsolescence; stock-based compensation; useful lives of intangible assets; expected future cash flows used in evaluating intangible assets for impairment; provisions for loss contingencies; provisions for income taxes and realizability of deferred tax assets. On an ongoing basis, management reviews its estimates to ensure that these estimates reflect changes to the Company's business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company's consolidated financial statements could be materially impacted.
Accounting Standard Update. In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. The adoption of this standard will not have a material impact on the Company's financial statements and disclosures.

2.	INVENTORIES

Inventories consisted of the following (in thousands):

	December 31,
	2011	2010
Raw materials and components	$14,451	$11,586
Finished goods	10,772	11,719
Total	$25,223	$23,305

3.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2011	2010
Machinery and equipment	$5,240	$5,183
Computer equipment	2,838	2,315
Leasehold improvements	1,121	1,098
Tooling	773	638
Furniture and fixtures	340	340
Property and equipment, cost	10,312	9,574
Construction in progress	539	495
Accumulated depreciation	(8,254)	(7,013)
Property and equipment, net	$2,597	$3,056

Depreciation expense was $1.3 million for each of the years ended December 31, 2011 and 2010.

4.	OTHER ASSETS

Other assets consisted of the following (in thousands):

	December 31,
	2011	2010
Retail permanent fixtures, net of accumulated amortization of $4,226 and $2,287 as of December 31, 2011 and 2010, respectively	$4,063	$3,343
Capitalized debt issuance costs, net of accumulated amortization of $1,829 and $807 as of December 31, 2011 and 2010, respectively	635	1,489
Restricted investments	272	276
Deposits	378	176
Income tax receivable	—	112
Other	9	84
Total	$5,357	$5,480

During 2008, the Company implemented a key project of creating new permanent fixtures ("retail permanent fixtures") for the display of the Company's products which began being delivered to certain retail customers in 2009. The Company incurred costs for retail permanent fixtures of $2.8 million and $1.5 million for the years ended December 31, 2011 and 2010, respectively. These retail permanent fixtures are being placed in service in connection with the retail customers' resets of selling space and are recorded at cost and these costs are amortized over a period of three years. Amortization expense was $1.9 million and $1.4 million for the years ended December 31, 2011 and 2010, respectively. As of December 31, 2011, amortization of retail permanent fixtures is expected to be approximately $1.2 million for 2012, $678,000 for 2013 and $128,000 for 2014. As of December 31, 2011, approximately $2.1 million of retail permanent fixtures have not been placed into service.

The Company incurred costs of $2.4 million primarily during late 2009 associated with obtaining its senior revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and its senior subordinated loan from Mill Road Capital, L.P., and the subsequent amendments thereto (see Note 6, Financing Arrangements, for further details). In November 2011, the Company repaid its senior subordinated loan and wrote-off $412,000 of capitalized debt issuance costs, which are included in loss on debt restructuring in the accompanying consolidated statements of operations. The remaining capitalized debt issuance costs related to the senior revolving credit facility with Wells Fargo are being amortized over the life of the related debt obligation as an additional component of interest expense and are expected to be fully amortized by November 6, 2015.

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which fund the nonqualified, unfunded deferred compensation plans (the “Deferred Compensation Plans”). These investments, which are considered trading securities, are recorded at fair value. Unrealized (losses) gains related to these investments were ($8,000) and $27,000 for the years ended December 31, 2011 and 2010, respectively.

5.	INTANGIBLE ASSETS

Definite-lived intangible assets consisted of the following (in thousands):

	December 31, 2011			December 31, 2010
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patents	$8,699	$(4,736)	$3,963	$8,699	$(4,157)	$4,542
Distributor relationships	23,701	(9,678)	14,023	23,701	(8,492)	15,209
Total	$32,400	$(14,414)	$17,986	$32,400	$(12,649)	$19,751

Amortization expense was $1.8 million for each of the years ended December 31, 2011 and 2010. Amortization of intangibles will be approximately $1.8 million in each of the next five years.

Indefinite-lived intangible assets consist exclusively of trade names and had a carrying amount of $12.5 million as of December 31, 2011 and 2010. The Company evaluates indefinite-lived intangible assets for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. During the second quarter of 2011 and 2010, the Company tested trade names for impairment and based on the analysis, no impairment charge was recorded as the fair value of the trade names exceeded their carrying value.

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

Senior Credit Agreement

Physicians is a party to a senior credit agreement (as amended, the “Credit Agreement”) with Wells Fargo Bank, N.A., acting through its Wells Fargo Business Credit operating division (“Wells Fargo”), which replaced Physicians’ previous asset-based revolving credit facility (the “old revolving credit facility”) with Union Bank, N.A. (“Union Bank”). An amendment entered into in September 2011 (the “Third Amendment”), among other things, extended the maturity date of the Credit Agreement from November 6, 2012 to November 6, 2015, as more fully described below.

The maximum amount available for borrowing under the line of credit portion of the Credit Agreement is equal to the lesser of $25.0 million and a borrowing base formula equal to: (i) 65% or such lesser percentage of eligible accounts receivable as Wells Fargo in its discretion as an asset-based lender may deem appropriate; plus (ii) the lesser of (1) $14.0 million and (2) the sum of specified percentages (or such lesser percentages as Wells Fargo in its discretion as an asset-based lender may deem appropriate) of each of the following items of eligible inventory (as defined in the Credit Agreement): (A) eligible inventory consisting of finished goods that are fully packaged, labeled and ready for shipping, not to exceed 65% of such eligible inventory, (B) eligible inventory consisting of semi-finished goods which are ready for packaging and shipping, not to exceed $4.0 million, (C) eligible inventory consisting of raw materials, not to exceed $1.5 million, (D) eligible inventory consisting of blank components, not to exceed $1.0 million and (E) eligible inventory consisting of returned items, not to exceed $0.75 million; plus (iii) the cash balance in a certain Canadian concentration account; less (iv) a working capital reserve of $1.0 million, as such amount may be adjusted by Wells Fargo from time to time, and a borrowing base reserve that Wells Fargo establishes from time to time in its discretion as a secured asset-based lender; less (v) indebtedness owed to Wells Fargo other than indebtedness outstanding under the revolving credit facility. Availability under the line of credit portion of the Credit Agreement is reduced by outstanding letters of credit.

Floating rate borrowings on the line of credit under the Credit Agreement, as amended by the Third Amendment, accrue interest at a daily rate equal to the three-month LIBOR plus 2.75% and fixed rate borrowings on the line of credit accrue interest at a fixed rate equal to the three-month LIBOR plus 2.75% on the date of borrowing. Interest on floating rate borrowings is payable monthly in arrears and interest on fixed rate borrowings are payable upon the expiration of the fixed rate term, subject to minimum monthly interest payments in the amount of $15,000 with a $250,000 annual minimum. Under the Credit Agreement, Physicians is required to pay to Wells Fargo an unused credit line fee equal to 0.5% per annum and various other fees associated with cash management and other related services. Physicians may at any time reduce the maximum amount available for borrowing or terminate the facility prior to the scheduled maturity date by paying breakage fees, which have been amended so that if the maximum amount available for borrowing is reduced or terminated on or before November 6, 2012, the breakage fee would equal 1.0% of the maximum amount of the revolving credit facility or amount of the reduction in the credit facility, decreasing to 0.5% if the termination or reduction occurs after November 6, 2012.

Under the Credit Agreement, all payments to Physicians and its subsidiaries are required to be deposited into a lock-box account provided by Wells Fargo, except that payments in connection with the Company’s Canadian operations may be deposited into a lock-box account with Royal Bank of Canada. Any amounts deposited into a lock-box account with Wells Fargo will be swept to a collection account to be applied to repay the outstanding borrowings under the revolving credit facility. If the balance in Physicians’ Canadian account at any time exceeds Canadian $2.0 million, Physicians must, within 10 days after such occurrence, transfer the excess amount to the collection account to repay borrowings under the revolving credit facility. In addition, at any time, Physicians may transfer amounts out of the Canadian accounts to repay borrowings under the revolving credit facility or, so long as no event of default exists, pay costs and expenses incurred in connection with the Company’s Canadian operations from its Canadian operating account.

The Credit Agreement requires the Company to comply with financial covenants, as further described below. In addition, the Company is required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $4.5 million for the year ending December 31, 2011. As of December 31, 2011, the Company held no assets aside from its investment in Physicians. The Credit Agreement also contains customary events of default, including a change of control of Physicians. As of December 31, 2011, the Company was in compliance with the covenants contained in the Credit Agreement (see further details below).

On February 28, 2011, Physicians entered into another amendment to the Credit Agreement (the “Second Amendment”) with Wells Fargo to establish financial covenants applicable to periods after December 31, 2010, including the Company’s minimum book net worth covenant, minimum Adjusted EBITDA covenant and maximum capital expenditures covenant. In addition, commencing with the quarter ended March 31, 2011, the Company is required to comply with a quarterly minimum Adjusted EBITDA covenant calculated on a 12-month and 6-month period basis. The Second Amendment also required the Company to negotiate with Wells Fargo and establish, no later than April 30, 2012, its financial covenants that will apply to future periods not covered by this amendment. The Company is currently in the process of negotiating its financial covenants with Wells Fargo and expects the process to be completed by April 30, 2012.

On September 30, 2011, Physicians entered into the third amendment to the Credit Agreement (the “Third Amendment”) with Wells Fargo. Pursuant to the Third Amendment, Wells Fargo provided for a $4.0 million term loan (the “Term Loan”) in addition to the current asset-based revolving credit facility. In accordance with the Third Amendment, the Company used the entire proceeds from the Term Loan in addition to monies from the existing line of credit to repay in full all outstanding borrowings, interest, prepayment fees, and any other amounts due and owing under its senior subordinated note with Mill Road Capital, L.P. (“Mill Road”). The Term Loan was funded by Wells Fargo on November 10, 2011 and bears interest at a rate equal to the three-month LIBOR plus 3.5%. The Term Loan is payable in 48 monthly equal installments of $83,333, beginning on the first day of the first calendar month after the funds are disbursed. As of December 31, 2011, there was $3.9 million outstanding under the Term Loan at an interest rate of 4.13%. Scheduled maturities of the Term Loan as of December 31, 2011 were $1.0 million for each of the years 2012 through 2014 and $917,000 for 2015.

The Third Amendment also increased the Company's minimum net book worth financial covenant by at least $250,000 at each test date. In addition, as of September 30, 2011 and December 31, 2011, the Company was required to comply with a maximum leverage ratio, which is borrowed money of Physicians divided by Adjusted EBITDA, of not greater than 2.5 to 1.0. There were no changes to the Company's covenants related to Adjusted EBITDA or maximum capital expenditures. In connection with the Third Amendment, the Company paid Wells Fargo an amendment fee of $50,000 and related expenses.

The Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350, Intangibles–Goodwill and Other (“ASC 350”). The Credit Agreement requires that the Company has a minimum book net worth of $48.5 million as of December 31, 2011.  As of December 31, 2011, the Company was in compliance with such covenant.  The Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to the Company’s inventory reserves for obsolete, excess, or slow moving inventory. The Credit Agreement requires the Company to maintain a minimum Adjusted EBITDA of at least $6.0 million for the 12 months ended December 31, 2011 and at least $1 for the six months ended December 31, 2011. As of December 31, 2011, the Company was in compliance with such covenants.

The Credit Agreement contains provisions that could result in the acceleration of maturity of the indebtedness and entitle the lenders to exercise remedies upon an event of default, including a default of the financial covenants. There is no assurance that the Company would receive waivers should it not meet its financial covenant requirements.  Even if the Company is able to obtain a waiver, in connection with negotiating a waiver, it may be required to agree to other changes in the senior credit agreement including increased interest rates, tighter covenants or lower availability thresholds or pay a fee for such waiver. If the Company is not able to comply with the new financial covenants in the Credit Agreement and it is unable to obtain waivers, the Company would need to obtain additional sources of liquidity; however, given the current state of the worldwide credit markets, there can be no assurance that the Company will be able to obtain additional sources of liquidity on terms acceptable to it, or at all.

Borrowings under the revolving credit facility are guaranteed by both the Company and the domestic subsidiaries of Physicians and are secured by (i) a pledge of the capital stock of Physicians and its subsidiaries and (ii) substantially all of the assets of the Company and its subsidiaries.

As of December 31, 2011 and 2010, there was $4.7 million and $1.4 million outstanding under the revolving credit facility, respectively, at interest rates of 3.38% and 3.80%, respectively. As of December 31, 2011 and 2010, there were no outstanding letters of credit and $10.5 million and $15.8 million available under the revolving credit facility, respectively. The revolving credit facility contains a lock-box feature, whereby remittances made by customers to the lock-box repays the outstanding obligation under the revolving credit facility. As such, in accordance with ASC 470-10-45, Debt–Other Presentation, the Company classified the above outstanding amount under the revolving credit facility as a current liability in the accompanying consolidated balance sheets.

Senior Subordinated Note

Physicians, along with the Company and certain guarantor subsidiaries, was party to a Senior Subordinated Note Purchase and Security Agreement (the “Note Agreement”) with Mill Road which is reported as Related Party Long-Term Debt on the accompanying consolidated balance sheets. Pursuant to the Note Agreement, on November 6, 2009, Physicians issued a senior subordinated note to Mill Road in an aggregate principal amount equal to $8.0 million (the “Senior Subordinated Note”). An amendment entered into in April 2010 extended the maturity date of the Senior Subordinated Note from May 2013 to November 2014 and reduced the interest rate from 19% to 14% per annum.

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

In connection with the issuance of the Senior Subordinated Note, Mill Road agreed that, until September 30, 2012, it would not acquire more than 35% of the Company’s common stock or seek to elect anyone to the Company’s board of directors (the “Board”) (other than the one director it was entitled to nominate while the Senior Subordinated Note is outstanding), in each case, without obtaining the prior written consent of the Board. These restrictions will be released if the Company receives a bid for the acquisition of the Company (other than from Mill Road or its affiliates).

As required by the Note Agreement and as consideration for the reduction in interest payments, on April 30, 2010, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of the Company’s common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of the Company’s common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company’s common stock. As of December 31, 2011, no warrants have been exercised.

On November 10, 2011, the Senior Subordinated Note was repaid using proceeds from the Term Loan and borrowings under the Company's existing line of credit with Wells Fargo (as described above). In connection with the repayment of the Senior Subordinated Note, the Company recognized a loss on debt restructuring of $1.3 million during the year ended December 31, 2011 consisting of (i) $724,000 of unamortized debt discounts, (ii) $412,000 of unamortized deferred financing fees, and (iii) $167,000 of prepayment premiums.

In connection with the Credit Agreement, the Senior Subordinated Note and the amendments thereto, the Company incurred total costs of $2.4 million associated with these agreements.

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

The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Additionally, during 2010, the Company recorded the income tax effect of the debt discount of $332,000 to additional paid-in-capital, as a reduction of the $940,000 recorded above, and established a corresponding deferred income tax liability. The unamortized discount for the Senior Subordinated Note was amortized through the repayment date of November 10, 2011. The effective interest rate on the liability component of the Senior Subordinated Note was 17.5%. Interest expense related to the contractual coupon rate was $1.0 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively. Interest expense related to the amortization of debt discount was $130,000 and $86,000 for the years ended December 31, 2011 and 2010, respectively.

Long-term debt and the equity component of the Senior Subordinated Note as of December 31, 2010 was as follows (in thousands):

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

Operating Leases

The Company has long-term noncancelable operating leases for its facilities expiring through December 2012 and operating leases, primarily for various pieces of equipment and automobiles, expiring through May 2014. Certain of the leases contain free rent periods and rent escalation clauses. The Company records rent expense on a straight-line basis.  Total rent expense was $1.4 million and $1.6 million for the years ended December 31, 2011 and 2010, respectively.

Future minimum commitments under these operating leases as of December 31, 2011 are as follows (in thousands):

Year ending December 31,
2012	$1,218
2013	96
2014	16
$1,330

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

The Company believes its liability for these contamination matters and related claims is substantially covered by third-party indemnities, has been resolved by prior agreements and settlements, and any costs or expenses associated therewith will be borne by prior operators of the facilities, their successors and their insurers. The Company is attempting to recoup approximately $772,000 in defense costs from one of these indemnitors. These costs have been expensed as paid by the Company and are not recorded in the accompanying consolidated balance sheets.

8.	STOCKHOLDERS' EQUITY

On April 30, 2010, in connection with the Second Amendment to the Note Purchase Agreement, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road Capital, L.P. pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of the Company's common stock at an exercise price of $0.25 per share. As of December 31, 2011, no warrants have been exercised. See Note 6 for a detailed discussion.

9.	EQUITY AND STOCK OPTION PLANS

2006 Equity Incentive Plan

In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of December 31, 2011, a total of 424,171 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Compensation Committee of the Board of Directors.

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

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2010	1,646,666	$5.81		136,681	$0.10
Granted	230,000	2.27		—	—
Forfeited	(458)	9.54		—	—
Options outstanding—December 31, 2010	1,876,208	5.38		136,681	0.10
Granted	395,500	3.86		—	—
Exercised	(31,232)	2.16	$40,000	—	—
Cancelled	(19,482)	2.18		—	—
Forfeited	(286)	2.30		—	—
Options outstanding—December 31, 2011	2,220,708	$5.18	$(4,401,000)	136,681	$0.10	$424,000
Vested and expected to vest—December 31, 2011	2,220,708	$5.18	$(4,401,000)	136,681	$0.10	$424,000

The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the years ended December 31, 2011 and 2010 utilizing the following weighted-average assumptions:

	2011	2010
Risk-free interest rate	1.8%	2.4%
Volatility	81.0%	48.2%
Dividend rate	None	None
Life in years	6.0	4.9

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility for 2011 was based on the daily historical volatility of the Company's own stock. The expected volatility for 2010 was based on companies of similar growth and maturity of the Company's peer group in the industry in which it does business because the Company did not have sufficient historical volatility data for its own stock. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. The expected life of the Company's stock options represents management's best estimate based upon historical and expected trends in the Company's stock option activity.

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2010	761,336	$5,150,000				136,681	$14,000
Vested	354,885	2,458,000				—	—
Forfeited	(458)	(4,000)				—	—
December 31, 2010	1,115,763	7,604,000				136,681	14,000
Vested	354,480	1,583,000				—	—
Exercised	(31,232)	(67,000)
Forfeited	(286)	(1,000)				—	—
December 31, 2011	1,438,725	$9,119,000	$6.34	5.5 years	$(4,515,000)	136,681	$14,000	$0.10	1.8 years	$424,000

As of December 31, 2011, the options outstanding under the 2006 Plan and 2003 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 6.3 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

	Number of Options	Weighted- Average Grant Date Fair Value
January 1, 2010	885,330	$2.51
Vested	(354,885)	3.51
Granted	230,000	1.01
December 31, 2010	760,445	1.59
Granted	395,500	2.69
Vested	(354,480)	2.38
Cancelled	(19,482)	1.08
December 31, 2011	781,983	1.81

The total fair value of options that vested during the years ended December 31, 2011 and 2010 was $844,000 and $1.2 million, respectively.

As of December 31, 2011, total unrecognized estimated compensation cost related to non-vested stock options was approximately $1.4 million, which is expected to be recognized over a weighted-average period of approximately 3.0 years. The Company recorded approximately $67,000 of cash received from the exercise of 31,232 stock options during the year ended December 31, 2011 and issued 31,232 of new shares of common stock. There were no exercises of stock options during the year ended December 31, 2010.

The Company recognized $816,000 and $1.2 million of pre-tax non-cash share-based compensation expense for the years ended December 31, 2011 and 2010, respectively.  Non-cash share-based compensation cost of $61,000 was a component of cost of sales and $755,000 was a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2011. Non-cash share-based compensation cost of $78,000 was a component of cost of sales and $1.1 million was a component of selling, general and administrative expenses in the accompanying consolidated statement of operations for the year ended December 31, 2010. The Company recognized related tax benefits of $333,000 and $507,000 for the years ended December 31, 2011 and 2010, respectively. The Company capitalized into inventory non-cash share-based compensation expense of $57,000 and $79,000 for the years ended December 31, 2011 and 2010, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits, if any, are classified as financing cash flows. Under ASC 718, the Company has classified excess tax benefits of $3,000 for the year ended December 31, 2011. There were no excess tax benefits for the years ended December 31, 2010.

10.	RELATED PARTY TRANSACTIONS

On November 6, 2009, Physicians issued a Senior Subordinated Note to Mill Road in an aggregate principal amount equal to $8.0 million. See Note 6, Financing Arrangements, for a description of the Senior Subordinated Note. Physicians used a portion of the proceeds to repay in full amounts outstanding under its related party bridge loan. The Company paid closing fees to Mill Road of $222,000 in connection with the issuance of the Senior Subordinated Note, and the amendments thereto. On November 10, 2011, the Senior Subordinated Note was repaid using proceeds from a Term Loan and borrowings under the Company's existing line of credit with Wells Fargo. In connection with the repayment of the Senior Subordinated Note, the Company paid $168,000 of prepayment premiums to Mill Road, which were included in loss on debt restructuring in the accompanying consolidated statement of operations for the year ended December 31, 2011. Interest expense related to the Senior Subordinated Note totaled approximately $1.0 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively, of which $70,000 was included in accrued expenses in the accompanying consolidated balance sheet as of December 31, 2010.

In addition, as required by the Senior Subordinated Note, on April 30, 2010, the Company entered into a Common Stock Purchase Warrant Agreement with Mill Road pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of the Company's common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of the Company's common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company's common stock. As of December 31, 2011, no warrants have been exercised.

11.	EMPLOYEE BENEFITS

The Company has a defined contribution plan under section 401(k) of the Internal Revenue Code. The plan provides for employee contributions as well as employer matching contributions and is available to eligible participants, as defined in the plan agreement. Participant contributions are matched at 100% of each dollar contributed by the participant up to 5% of a participant’s eligible salary. Matching contributions vest immediately. Matching contributions are included in selling, general and administrative expenses in the accompanying consolidated statements of operations and totaled $356,000 and $334,000 for the years ended December 31, 2011 and 2010, respectively.

The Company’s Deferred Compensation Plans provide certain employees the option to defer a portion of their compensation. Investments have been purchased that may be used to fund the Deferred Compensation Plans. These investments are included in other assets (see Note 4) and the related liabilities are included in other long-term liabilities in the accompanying consolidated balance sheets.

12.	INCOME TAXES

The components of the benefit for income taxes for the years ended December 31, 2011 and 2010, are as follows (dollars in thousands):

	2011	2010
Current:
Federal	$323	$(448)
State	69	(44)
Total current	392	(492)
Deferred:
Federal	(1,183)	31
State	(428)	(242)
Total deferred	(1,611)	(211)
Total benefit for income taxes	$(1,219)	$(703)

The major components of the deferred income tax assets and liabilities at December 31, 2011 and 2010, are as follows (dollars in thousands):

	2011	2010
Sales returns reserve	$4,050	$3,961
Stock options	3,491	3,193
Inventories	2,379	2,977
Accrued expenses	1,112	672
Other	1,947	1,074
Deferred income tax assets	12,979	11,877
Trade names	(4,624)	(4,622)
Distributor relationships	(5,194)	(5,633)
Patents	(1,259)	(1,462)
Other	(1,380)	(1,249)
Deferred income tax liabilities	(12,457)	(12,966)
Total	$522	$(1,089)

The major elements contributing to the difference between the benefit for income taxes based on the federal statutory rate and the effective tax rate for the years ended December 31, 2011 and 2010, are as follows (dollars in thousands):

	2011	2010
Benefit for income taxes–based on statutory rate	$(822)	$(49)
State income taxes, less effects of federal benefit	(246)	(219)
Domestic production activities deduction	(76)	(40)
Stock option cancellations	—	1
Charitable contributions	(16)	(53)
Meals and entertainment	20	13
Research and development credits	(111)	(126)
True-up of permanent items, including impact of federal graduated rate	26	(231)
Other	6	1
Benefit for income taxes–based on effective tax rate	$(1,219)	$(703)

The Company did not have any liability for uncertain tax positions at December 31, 2011. At December 31, 2010, the Company's liability for uncertain tax positions was $228,000 and was recorded in other long-term liabilities. The decrease in unrecognized tax benefits during the year ended December 31, 2011 was primarily attributable to the statute of limitations closing on prior year state tax returns.

During the fourth quarter of 2011, the Internal Revenue Service ("IRS") issued an assessment relating to the federal income tax audit for the years ended December 31, 2007 through December 31, 2010. Although the Company has agreed to the assessment, the agreement is pending IRS final approval through joint committee. The related impact to current and deferred taxes has been incorporated in these financial statements.

The following is a roll-forward of the Company’s unrecognized tax benefits from January 1, 2010 to December 31, 2011 (in thousands):

	2011	2010
Balance - beginning of year	$175	$294
Gross (decrease) increase - tax positions in prior period	—	—
Lapse of statute of limitations	(175)	(119)
Balance - end of year	$—	$175

Interest and penalties related to unrecognized tax benefits are recorded in income tax expense. The Company did not have any amounts accrued for interest and penalties at December 31, 2011. The Company had approximately $24,000 accrued for interest and $29,000 accrued for penalties at December 31, 2010. The Company released approximately $30,000 for interest and $29,000 for penalties during the year ended December 31, 2011. The Company released approximately $8,000 for interest and $30,000 for penalties during the year ended December 31, 2010. The Company is subject to U.S. Federal income tax examinations for the 2008 through 2010 tax years, and is subject to state and local income tax examinations for the 2007 through 2010 tax years.

The Company believes that it is more likely than not that the deferred income tax assets of $13.0 million as of December 31, 2011 will be utilized.  In arriving at this conclusion the Company is relying on both the reversal of deferred income tax liabilities and the projection of future taxable income from operations.  Of the deferred income tax liabilities, approximately $7.8 million are scheduled to reverse with the appropriate attributes sufficient to utilize the deferred income tax assets recognized as of December 31, 2011.  In order to utilize the remaining deferred income tax assets of $5.2 million, the Company's projected taxable income from operations in future years must exceed $19.5 million. The Company evaluates all positive and negative evidence when projecting future taxable income from operations and gives more weight to evidence that is objectively verifiable, including its historical three-year cumulative taxable income.  Management believes that it is more likely than not that the Company will exceed these requirements.

At December 31, 2011, the Company had net operating loss carry-forwards of approximately $6.7 million for state tax purposes that will expire in 5 to 20 years.

13.	GEOGRAPHIC INFORMATION

All of the Company's assets are located in the U.S. and Canada. The Company has total assets of $1.7 million located in Canada, or 1.7% of the Company's total assets, including $882,000 of retail permanent fixtures, which are classified as other assets on the accompanying consolidated balance sheet as of December 31, 2011. The Company had total assets of $2.1 million located in Canada, or 2.1% of the Company's total assets, including approximately $830,000 of retail permanent fixtures, which are classified in other assets on the accompanying consolidated balance sheet as of December 31, 2010. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Year Ended December 31,
	2011	2010
United States	$70,851	$67,556
Canada	9,490	10,440
Other foreign countries	596	527
	$80,937	$78,523

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2012.

PHYSICIANS FORMULA HOLDINGS, INC.

/s/ INGRID JACKEL
By:	Ingrid Jackel
Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated below on March 6, 2012.

Signatures	Capacity

/s/ INGRID JACKEL	Chief Executive Officer (principal executive officer) and Director
Ingrid Jackel

/s/ LESLIE H. KEEGAN	Senior Vice President of Finance (principal financial and accounting officer)
Leslie H. Keegan

/s/ JEFFREY P. ROGERS	President and Director
Jeff Rogers

/s/ BRUCE E. KANTER	Director
Bruce E. Kanter

/s/ A. ALEXANDER TAYLOR II	Director
A. Alexander Taylor II

/s/ CHARLES J. HINKATY	Director
Charles J. Hinkaty

/s/ THOMAS E. LYNCH	Director
Thomas E. Lynch

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Second Amended and Restated By-laws of the Registrant.
4.1	Specimen Common Stock Certificate. (1)
10.1*	Second Amended and Restated Employment Agreement, dated as of February 19, 2010, by and between the Registrant and Ingrid Jackel. (17)
10.2*	Second Amended and Restated Employment Agreement, dated as of February 19, 2010, by and between the Registrant and Jeff Rogers. (17)
10.3*	2003 Stock Option Plan. (1)
10.4*	Amended and Restated 2006 Equity Incentive Plan. (3)
10.5*	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Ingrid Jackel. (1)
10.6*	Stock Option Agreement (Time Vesting), dated as of November 3, 2003, by and between the Registrant and Jeff Rogers. (1)
10.7*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Ingrid Jackel. (2)
10.8*	Amended and Restated Stock Option Agreement, dated November 14, 2006, by and between the Registrant and Jeff Rogers. (2)
10.9*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Ingrid Jackel. (1)
10.10*	Protection of Trade Secrets, Nonsolicitation and Confidentiality Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Jeff Rogers. (1)
10.11	Letter Agreement, dated as of November 3, 2003, by and between Physicians Formula, Inc. and Pierre Fabre Dermo-Cosmetique. (1)
10.12*	2005 Nonqualified Deferred Compensation Plan, effective as of January 1, 2005, as amended and restated on December 30, 2008. (18)
10.13*	Nonqualified Deferred Compensation Plan, effective as of December 1, 1999. (1)
10.14*
Director Indemnification Agreement dated April 24, 2009, by and between the Registrant and Padraic Spence (pursuant to Instruction 2 to Item 601 of Regulation S-K, the Director Indemnification Agreements, which are substantially identical in all material respects, except as to the parties thereto and the dates, between the Registrant and the following individuals, were not filed: Ingrid Jackel, Jeffrey P. Rogers, Zvi Eiref and Charles J. Hinkaty) (10).

10.15*	Form of option award agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.16*	Form of restricted stock agreement for awards under Amended and Restated 2006 Equity Incentive Plan. (1)
10.17*	2007 Bonus Plan. (4)
10.18*	Form of performance award for 2008 under Amended and Restated 2006 Equity Incentive Plan. (6)
10.19*	Stock Repurchase Instruction, dated September 12, 2008, between the registrant and Deutsche Bank Securities, Inc. (5)
10.20	Term Loan Agreement, dated as of September 4, 2009, between Physicians Formula, Inc., as borrower, and Mill Road Capital, L.P., as lender. (7)
10.21	Term Note, dated as of September 4, 2009, by Physicians Formula, Inc., in favor of Mill Road Capital, L.P. (7)
10.22	Security Agreement, dated as of September 4, 2009, by Physicians Formula, Inc. and subsidiaries of Physicians Formula, Inc. party thereto, in favor of Mill Road Capital, L.P. (7)
10.23	Pledge Agreement, dated as of September 4, 2009, by Physicians Formula Holdings, Inc., in favor of Mill Road Capital, L.P. (7)
10.24
Intercreditor and Subordination Agreement, dated as of September 4, 2009, by and among Mill Road Capital, L.P., Physicians Formula, Inc., Physicians Formula Holdings, Inc., the subsidiaries of Physicians Formula, Inc. party thereto and Union Bank, N.A., as administrative agent. (7)

10.25	Pledgor Guarantee, dated as of September 4, 2009, by Physicians Formula Holdings, Inc. in favor of Mill Road Capital, L.P. (7)

EXHIBIT INDEX

Exhibit Number	Description
10.26	Subsidiary Guarantee, dated as of September 4, 2009, by the subsidiaries of Physicians Formula, Inc. party thereto, in favor of Mill Road Capital, L.P. (7)
10.27
Credit and Security Agreement, dated as of November 6, 2009, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (8)

10.28	Revolving Note, dated as of November 6, 2009, by Physicians Formula, Inc., in favor of Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (8)
10.29	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula Holdings, Inc. to Wells Fargo Bank, National Association. (8)
10.30	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula Cosmetics, Inc. to Wells Fargo Bank, National Association. (8)
10.31	Continuing Guaranty, dated as of November 6, 2009, by Physicians Formula DRTV, LLC to Wells Fargo Bank, National Association. (8)
10.32	Security Agreement, dated as of November 6, 2009, between Physicians Formula Holdings, Inc. and Wells Fargo Bank, National Association. (8)
10.33	Security Agreement, dated as of November 6, 2009, between Physicians Formula Cosmetics, Inc. and Wells Fargo Bank, National Association. (8)
10.34	Security Agreement, dated as of November 6, 2009, between Physicians Formula DRTV, LLC and Wells Fargo Bank, National Association. (8)
10.35
General Security Agreement, dated as of November 6, 2009, by Physicians Formula, Inc. to and in favor of Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (8)

10.36	Senior Subordinated Note Purchase and Security Agreement, dated as of November 6, 2009, among Physicians Formula, Inc., as borrower, the guarantors party thereto and Mill Road Capital, L.P. (8)
10.37	Senior Subordinated Note, dated as of November 6, 2009, by Physicians Formula, Inc., in favor of Mill Road Capital, L.P. (8)
10.38
Guarantor Security Agreement, dated as of November 6, 2009, by and among Physicians Formula Holdings, Inc., Physicians Formula Cosmetics, Inc., Physicians Formula DRTV, LLC and Mill Road Capital, L.P. (8)

10.39
Intercreditor Agreement, dated as of November 6, 2009, by and among Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division, Mill Road Capital, L.P., Physicians Formula, Inc. and the guarantors party thereto. (8)

10.40
First Amendment to Senior Subordinated Note Purchase and Security Agreement, dated as of February 3, 2010, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender. (9)

10.41
Second Amendment to Senior Subordinated Note Purchase and Security Agreement, dated April 30, 2010, by and among Physicians Formula, Inc., as borrower, Physicians Formula Holdings, Inc., as guarantor, and Mill Road Capital, L.P., as lender. (11)

10.42	Common Stock Purchase Warrant, dated April 20, 2010, between Physicians Formula Holdings, Inc. and Mill Road Capital, L.P. (11)
10.43
Third Amendment to Senior Subordinated Note Purchase and Security Agreement, dated June 3, 2010, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender. (12)

10.44
First Amendment to the Credit and Security Agreement, dated as of June 29, 2010, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (13)

10.45
Amendment to the Credit and Security Agreement, dated December 21, 2010, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (16)

10.46
Second Amendment to Credit and Security Agreement, dated as of February 28, 2011, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting through its Wells Fargo Business Credit operating division. (14)

10.47
Fourth Amendment to Senior Subordinated Note Purchase and Security Agreement, dated as of February 28, 2011, by and among Physicians Formula, Inc., as borrower, the guarantors named therein and Mill Road Capital, L.P., as lender. (14)

EXHIBIT INDEX

Exhibit Number	Description
10.48
Third Amendment to Credit and Security Agreement, dated as of September 30, 2011, by and among Physicians Formula, Inc. and Wells Fargo National Association, acting through its Wells Fargo Business Credit operating division. (15)

10.49	Acknowledgment, dated as of June 29, 2010, by and among Mill Road Capital, L.P., Physicians Formula, Inc. and Wells Fargo Bank, National Association. (13)
10.50*	Employment Agreement, dated as of February 19, 2010, by and between Physicians Formula, Inc. and Jeff M. Berry. (17)
21.1	Subsidiaries of the Registrant. (6)
23.1	Consent of BDO USA, LLP.
23.2	Consent of Deloitte & Touche LLP.
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Leslie H. Keegan, Senior Vice President of Finance.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Physicians Formula Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

________________________

(1)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136913) filed on November 7, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2006 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on May 8, 2008 and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on March 12, 2007 and incorporated by reference herein.
(5)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-141678) and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on September 11, 2009 and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant's Form 10-Q (File No. 001-33142) for the period ended September 30, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on February 4, 2010 and incorporated by reference herein.
(10)	Filed as an exhibit to the Registrant's Form 10-K (File No. 001-33142) for the year ended December 31, 2009 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on May 3, 2010 and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on June 8, 2010 and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on July 6, 2010 and incorporated by reference herein.
(14)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on March 3, 2011 and incorporated by reference herein.
(15)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on October 6, 2011 and incorporated by reference herein.
(16)	Filed as an exhibit to the Registrant's Form 10-K (File No. 001-33142) for the year ended December 31, 2010 and incorporated by reference herein.
(17)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on February 23, 2010 and incorporated by reference herein.
(18)	Filed as an exhibit to the Registrant's Form 10-K (File No. 001-33142) for the year ended December 31, 2008 and incorporated herein by reference.
*	Indicates management contract or compensatory plan or arrangement.

E - 4