Form 10-K/A
period 2011-12-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2012-04-25
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) on Form 10-K/A amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2011 of Physicians Formula Holdings, Inc. (the “Company,” “we,” “our” or “us”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2012 to amend and restate Items 10 through 14 of Part III of Form 10-K to include the information intended to be incorporated therein by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders for 2012, which information was previously intended to be filed with the SEC within 120 days following the end of our fiscal year ended December 31, 2011.  No other changes have been made to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K, does not update disclosures contained in the Form 10-K, and does not modify or amend the Form 10-K except as specifically described in this explanatory note. Accordingly, this Amendment should be read in conjunction with our Form 10-K and our other filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our business, property and affairs are managed by, or under the direction of, our Board of Directors (“Board”). Our certificate of incorporation provides that our Board shall consist of such number of directors as determined from time to time by resolution adopted by a majority of the total number of directors then in office. The size of our Board is currently set at six directors. Any additional directorships resulting from an increase in the number of directors or vacancies may only be filled by the directors then in office. Elections for directors are held annually. The term of office for each director will be until the next annual meeting or until his or her successor is elected and qualified or until his or her earlier death, resignation or removal. Information regarding the business experience of each director is provided below. There are no family relationships among our executive officers and directors.

Ingrid Jackel Director since 2006 Age 42
Ingrid Jackel has served as Chairwoman of our Board since January 2008, as a director since September 2006, and as our Chief Executive Officer since August 2006.  From April 2003 to August 2006, Ms. Jackel served as Senior Vice President-Marketing of the Company. Ms. Jackel is responsible for setting the overall corporate strategy, with an ongoing emphasis on long-term profitability and accelerated growth opportunities while overseeing all creative and operational activities of the Company’s new product innovation process. In 1994, Ms. Jackel joined the then-current owner of the Physicians Formula brand, Pierre Fabre, Inc. (“Pierre Fabre”), formerly a wholly-owned U.S. subsidiary of Pierre Fabre Dermo-Cosmetique, S.A., a large French pharmaceutical and cosmeceutical company.  While at Pierre Fabre, Ms. Jackel served in a variety of management roles, including Vice President of Marketing for Physicians Formula from May 1998 to March 2003 and Director of Marketing for Physicians Formula from July 1997 to April 1998.  Prior to her involvement in the Physicians Formula brand, Ms. Jackel served in a variety of marketing management roles in the U.S. and France for cosmeceutical brands owned by the Pierre Fabre group, such as Avene, Elancyl and Aderma.  Ms. Jackel was awarded the Women’s Wear Daily prize for the “most innovative marketer of the year” in mass market cosmetics in 2003.  Through Ms. Jackel’s long-standing service to Physicians Formula in a variety of leadership roles, she has an unparalleled understanding of our business which makes her uniquely qualified to serve as Chairwoman of our Board.

Jeffrey P. Rogers Director since 2008 Age 48
Jeffrey P. Rogers has served as a director since January 2008 and as our President since August 2006.  From January 1998 to August 2006, Mr. Rogers also served as our Senior Vice President-Sales.  Mr. Rogers is responsible for all aspects of sales, new business development and category management.  In addition, Mr. Rogers maintains the Company’s relationships with its key retailer customers.  Mr. Rogers joined Physicians Formula in April 1991 as a Sales Director and was promoted to Vice President of Sales in June 1991.  Prior to joining us, Mr. Rogers worked at Revlon, Inc., a manufacturer and marketer of cosmetics, skincare, fragrances and personal care products, and Del Laboratories, Inc., a manufacturer and marketer of cosmetics and over-the-counter pharmaceuticals.  With over 24 years of experience in the cosmetics industry, Mr. Rogers has a deep understanding of our customers and the cosmetics industry and contributes valuable insight regarding the growth of our business.

Charles J. Hinkaty Director since 2009 Age 62
Charles J. Hinkaty has served as a director since October 2009. Mr. Hinkaty is also currently Chairman of the Compensation Committee and a member of the Audit Committee, Nominating and Corporate Governance Committee and Special Committee. Mr. Hinkaty was the President and Chief Executive Officer of Del Laboratories, Inc. from August 2005 through his retirement in January 2008.  Prior to that, Mr. Hinkaty was the Chief Operating Officer of Del Laboratories, Inc. from January 2005 to August 2005, President of Del International from 1986 to 2005, and Vice President of Del Laboratories, Inc. and President of its subsidiary Del Pharmaceuticals, Inc. from 1985 to January 2005.  Mr. Hinkaty served as a director of Del Laboratories, Inc. from 1986 until 2008.  Prior to Del, Mr. Hinkaty held positions of increased responsibility at The Procter & Gamble Company and Bristol-Myers Squibb Company. Mr. Hinkaty is a member of the board of directors of Prestige Brands Holdings, Inc., Lornamead, Renfro Corporation and W.F. Young and serves as a Trustee of New York University. Mr. Hinkaty also served as a member of the board of directors of Sterling InfoSystems, Inc. from June 2008 until the sale of the company in December 2010 and FGX International from September 2008 until the sale of the company in March 2010.  He also led the Consumer Healthcare Products Association from 1999 to 2001.  With over 40 years of experience in the health and beauty industry, Mr. Hinkaty brings to the Board insightful perspectives on the issues facing Physicians Formula.  In addition, Mr. Hinkaty provides financial expertise to our Board based on his past experience as a Chief Executive Officer and Chief Operating Officer, including an understanding of accounting and financial statements.

Thomas E. Lynch Director since 2010 Age 53
Thomas E. Lynch has served as a director since April 2010. Mr. Lynch is also currently Chairman of the Nominating and Corporate Governance Committee and Special Committee and a member of the Compensation Committee. Mr. Lynch is the Founder and Senior Managing Director of Mill Road Capital, an investment fund headquartered in Greenwich, Connecticut and the largest stockholder of Physicians Formula.  Prior to forming Mill Road, Mr. Lynch was the founder and a managing director of Lazard Capital Partners, where he created the fund’s strategy, recruited the investment team and established one of the top performing 1997 vintage private equity funds in the United States. Prior to Lazard, Mr. Lynch was a managing director at The Blackstone Group and a consultant and project manager at the Monitor Company, the management consulting firm founded by Michael Porter. Mr. Lynch is a member of the board of directors of the Panera Bread Company.  Mr. Lynch has previously served on numerous other public, private and not-for-profit boards.  Mr. Lynch has a B.A. with honors in Political Economy and Philosophy from Williams College, an M.Phil in Politics from Oxford University and an M.B.A. from Stanford University.  Mr. Lynch’s experience as Senior Managing Director of an investment fund and his service on the boards of several public companies (including audit committee service), as well as his expertise in accounting and financial matters, impart significant expertise to the Board.

Bruce E. Kanter Director since 2011 Age 69
Bruce E. Kanter has served as a director since July 2011. Mr. Kanter is also currently the Chairman of the Audit Committee and a member of the Compensation Committee, Nominating and Corporate Governance Committee and Special Committee. Mr. Kanter was the Executive Vice President and Chief Financial Officer of Westwood One, Inc., a public company operating as the leading radio program syndicator and owner of three radio stations and radio and records publishing company, from December 1991 to February 1994. Before that, he was the Senior Vice President and CFO of Neutrogena Corporation, a leading public skincare and cosmetics company, from October 1980 until December 1991. Since retiring in 1994, Mr. Kanter was active on several Boards, including being a 13 year-long Board member of Discus Holdings, Inc., a private dental products company. During his tenure with Discus Holdings, Inc., he functioned as Chairman for two periods of time. He also served as a Director of Westwood One, Inc. from 1991 to 1994, a Director of Infotec, a private software and systems support company from 1994 to 1996, a Director of Intermed Software, Inc., a private start-up company developing software for a physicians medical record system from 1995 to 1999, and a Director and Chairperson of the Audit Committee of Smtek International, a public electronic manufacturing contractor from 1997 to 2000. With over 34 years of experience in the health, beauty packaging and medical industries, Mr. Kanter brings to the Board insightful perspectives on the opportunities and issues facing Physicians Formula. Mr. Kanter was also a Certified Public Accountant with Arthur Young & Company (now Ernst & Young), and, together with his financial experience with Westwood One and Neutrogena, adds financial expertise to our Board.

A. Alexander Taylor II Director since 2011 Age 58
A. Alexander Taylor II served as a director since December 2011. Mr. Taylor is also currently a member of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee and Special Committee. Mr. Taylor has been the Chief Executive Officer of FGX International, a leading designer and marketer of eyeglasses, since October 2005 and the Chairman of its board of directors since October 2007. Before joining FGX International, he was President and Chief Operating Officer of Chattem, Inc., a publicly traded manufacturer and marketer of health and beauty products, toiletries and dietary supplements, from 1998 to September 2005, and a director of Chattem from 1993 to 2005. Mr. Taylor was previously an attorney with Miller and Martin in Chattanooga, Tennessee, from 1978 to 1998. Mr. Taylor is also a director of Focus Products Group and Delta Dental of Rhode Island. Mr. Taylor's experience as Chief Executive Officer and Chief Operating Officer, legal background and service on the boards of other public companies, adds significant expertise to the Board.

Zvi Eiref, who served on our Board and as Chairman of the Audit Committee as an independent director since 2007, retired and left the Board on December 14, 2011 when his term expired. Mr. Kanter replaced Mr. Eiref as the Chairman of the Audit Committee of the Board.

The Board has determined Messrs. Hinkaty, Lynch, Kanter and Taylor each qualifies as “independent” as independence is defined by Rule 5605(a)(2) of the Nasdaq marketplace rules. The Board has not adopted categorical standards in making its determination of independence and instead relies on standards set forth in the Nasdaq marketplace rules.

Our Board met six times in 2011. Directors are expected to attend Board meetings and meetings of committees on which they serve, and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. During 2011, all of the directors attended 75% or more of the meetings of the Board and the committees on which they served. All of our directors then serving on our Board attended our 2011 annual meeting of stockholders. Directors are encouraged to attend our annual meeting of stockholders.

Board Committees

We currently have an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Special Committee. The Audit Committee has three members. The Compensation Committee, Nominating and Corporate Governance Committee and Special Committee each currently has four members. All of the members of our committees are “independent” as independence is defined by Rule 5605(a)(2) of the Nasdaq marketplace rules. All of the members of the Audit

Committee are “independent” as defined by the rules of the SEC.

Audit Committee.    The Audit Committee is currently comprised of Messrs. Kanter (Chairman), Hinkaty and Taylor and met a total of six times in 2011. Each of the members of the Audit Committee is “independent” under the standards required for audit committee members under the Nasdaq marketplace rules and the rules of the SEC. The Audit Committee oversees our accounting, financial reporting and control processes and the audits of our financial statements, including: overseeing the preparation by management, presentation and integrity of our financial statements; our compliance with legal and regulatory requirements; our independent auditor’s qualifications and independence; and the performance of our independent auditor.

Our Audit Committee, among other things, has the sole responsibility to retain and terminate our independent auditor, pre-approves all audit and non-audit services performed by our independent auditor and the fees and terms of each engagement and reviews our quarterly and annual audited financial statements and related public disclosures, earnings press releases and other financial information provided to analysts or rating agencies. In discharging its oversight role, the Audit Committee has the power to investigate any matter brought to its attention with full access to all books, records, facilities, personnel of the Company and the independent auditor and it has the authority to retain independent counsel and other advisers as it determines necessary to carry out its duties.

Each member of the Audit Committee has the ability to read and understand fundamental financial statements. Our Board determined that both Mr. Eiref, prior to his retirement from the Board, and Mr. Kanter meet the requirements for an “audit committee financial expert” as defined by the rules of the SEC.

The charter of the Audit Committee is available in the Investor Relations section of our website at www.physiciansformula.com.

Compensation Committee. The Compensation Committee is currently comprised of Messrs. Hinkaty (Chairman), Lynch, Kanter and Taylor, each of whom is “independent” under the Nasdaq marketplace rules. The Compensation Committee oversees the development of our benefit plans, reviews and approves all compensation arrangements for executive officers and directors and reviews general policies relating to the compensation and benefits of our officers, employees and directors. Our executive officers make recommendations regarding executive compensation to the Compensation Committee. The Compensation Committee then considers other available information, applies its own judgment and experience and makes an independent determination regarding both the components and amounts of executive compensation. Our human resources department supports the Compensation Committee in its responsibilities with respect to the benefit plans and compensation arrangements. The Compensation Committee met a total of four times in 2011.

The charter of the Compensation Committee allows the Compensation Committee to delegate authority to subcommittees and engage compensation consultants and independent counsel as it deems appropriate. The Compensation Committee does not delegate any of its functions to others in setting compensation.

The charter of the Compensation Committee is available in the Investor Relations section of our website at www.physiciansformula.com.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is currently comprised of Messrs. Lynch (Chairman), Hinkaty, Kanter and Taylor. The Nominating and Corporate Governance Committee’s responsibilities include identifying and recommending to the Board appropriate director nominee candidates and providing oversight with respect to corporate governance matters. The Nominating and Corporate Governance Committee met a total of four times in 2011.

The Nominating and Corporate Governance Committee has the sole authority to retain and terminate any search firm to assist in the identification of director candidates. The Nominating and Corporate Governance Committee may also retain independent counsel and other consultants or experts to assist it in carrying out its responsibilities.

The Nominating and Corporate Governance Committee will consider all nominees for election as directors of Physicians Formula in accordance with the mandate contained in its charter. When evaluating candidates, the Nominating and Corporate Governance Committee considers the person’s judgment, skills, experience, independence, understanding of Physicians Formula’s business and related industries. Candidates are also evaluated with reference to the overall composition of the Board, such that the Board as a whole contains a predominance of business backgrounds that has a diverse set of experience and perspectives. The Nominating and Corporate Governance Committee will review all candidates in this manner, regardless of the source of the recommendation, select qualified candidates and submit its recommendations to the Board.

The policy of the Nominating and Corporate Governance Committee is to consider as potential nominees individuals properly recommended by stockholders. Recommendations concerning individuals proposed for consideration by the Nominating and Corporate Governance Committee should be addressed to: Chair of the Nominating and Corporate Governance Committee, Physicians Formula Holdings, Inc., 1055 West 8th Street, Azusa, California 91702. Each recommendation should include a personal biography of the suggested nominee, an indication of the background or experience that qualifies the person for consideration and a statement that the person has agreed to serve if nominated and elected. Stockholders who themselves wish to effectively nominate a person for election to the Board, as contrasted with recommending a potential nominee to the Nominating and Corporate Governance Committee for its consideration, are required to comply with the advance notice and other requirements set forth in our by-laws.

Physicians Formula has not paid a fee to any third party to identify or assist in identifying or evaluating potential nominees.

The charter of the Nominating and Corporate Governance Committee is available in the Investor Relations section of our website at www.physiciansformula.com.

Special Committee. In October 2010, the Board established a Special Committee to direct and oversee an exploration of the strategic alternatives available to the Company to maximize shareholder value. The Special Committee is currently comprised of Messrs. Lynch (Chairman), Hinkaty, Kanter and Taylor and met a total of two times in 2011.

The following table shows the current membership of each committee:

Name of Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Special Committee
Charles J. Hinkaty	Member	Chairman	Member	Member
Thomas E. Lynch	—	Member	Chairman	Chairman
Bruce E. Kanter	Chairman	Member	Member	Member
A. Alexander Taylor II	Member	Member	Member	Member

Communication with the Board of Directors

Stockholders may communicate with the Board by directing communications to the Senior Vice President of Finance and should prominently indicate on the outside of the envelope that the communication is intended for the Board or for individual directors. In accordance with instructions from the Board, the Senior Vice President of Finance will review all communications, organize the communications for review by the Board and promptly forward communications (other than communications unrelated to the operation of the Company, such as advertisements, mass mailings, solicitations and job inquiries) to the Board or individual directors.

Code of Ethics

We have adopted a code of ethics for senior financial employees that applies to the following positions: Chief Executive Officer, President, Chief Financial Officer, principal accounting officer and other employees. The code of ethics is available in the Investor Relations section of our website at www.physiciansformula.com and is available in print to any stockholder who requests it. If we waive any material provision of our code of ethics or substantively change the code of ethics, we will disclose that fact on our website within four business days of the waiver or substantive change.

Executive Officers

The following table sets forth information concerning our executive officers. Executive officers serve at the request of the Board.

Name	Age	Principal Position
Ingrid Jackel	42	Chief Executive Officer
Jeffrey P. Rogers	48	President
Jeff M. Berry(1)	41	Chief Financial Officer

(1)	On December 9, 2011, Mr. Berry resigned as our Chief Financial Officer effective January 16, 2012.

Set forth below is information concerning our executive officers who are not directors. See page 3 for biographical information concerning our directors.

Jeff M. Berry, Chief Financial Officer.    Jeff M. Berry was appointed as our Chief Financial Officer on February 19, 2010 and resigned effective January 16, 2012. Mr. Berry served as the Interim Chief Financial Officer since May 29, 2009. Mr. Berry served on the Board since October 2007 and was the Chair of the Compensation Committee and the Corporate Governance and Nominating Committee, and a member of the Audit Committee. In conjunction with his appointment as the Interim Chief Financial Officer in May 2009, Mr. Berry resigned from the Board and from all of the committees of the Board on which he served. Prior to joining Physicians Formula as a director, Mr. Berry worked as a consultant to private equity firms to identify investment opportunities in the food industry. Mr. Berry served as Vice President and Treasurer of Del Monte Foods Company from August 2006 to October 2008, where his responsibilities included corporate treasury, corporate and financial strategy, M&A and business development and public relations. Mr. Berry served as Vice President, Strategic Planning and Business Development of Del Monte Foods Company from March 2003 to August 2006. Mr. Berry began his career with Bain & Company and held a variety of positions with McKinsey & Company from September 2001 to 2002, where he advised consumer products and retail clients in the areas of strategy, branding and marketing.

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

The primary objectives of our compensation program are:

•	to attract and retain the best possible executive talent;

•	to achieve accountability for performance by linking annual cash incentive compensation to the achievement of measurable performance objectives; and

•	to align executive officers’ incentives with increases in stockholder value and the achievement of corporate objectives.

Overview of Compensation and Process

The Committee has the overall responsibility for evaluating and approving the annual compensation and compensation programs for our three executive officers: the Chief Executive Officer, the President and the Chief Financial Officer (collectively, the “named executive officers”). The Committee considers available information, applies its own judgment and experience and makes an independent determination regarding both the components and amounts of executive compensation.

Our executive officer compensation consists of:

•	base salary;

•	annual cash incentive compensation; and

•	long-term equity incentive compensation.

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

The amount of each element of compensation is determined by the Committee, which reviews the following factors to determine the amount of compensation and combination of elements to pay each named executive officer:

•	performance against corporate objectives for the year;

•	difficulty of achieving desired results in the coming year;

•	value of an individual’s unique skills and capabilities to support our objectives; and

•	contribution as a member of the executive management team.

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

Compensation Elements

Base Salary

We provide a base salary to our executive officers to compensate them for their services during the year. Base salaries are intended to promote retention of existing executive officers. Therefore, the Committee seeks to offer base salaries that are competitive. The Committee sets base salaries based on the executive officer’s role, responsibilities and experience and current market conditions.

The Committee evaluates salaries on a regular basis and may make adjustments to salaries from time to time based on the economic environment and our performance. For example, in 2010, the Committee approved an increase in base salaries for all employees who had been impacted by reductions in the prior year in response to the worldwide economic crisis, including the named executive officers, effective as of July 5, 2010. In 2012, the Committee also approved a base salary increase to our Chief Executive Officer. No similar increases were approved in 2011.

Annual Cash Incentive Compensation

We provide an opportunity for our named executive officers to earn annual cash incentive compensation under the Annual Bonus Plan of Physicians Formula, Inc. for fiscal year 2011 (the “2011 Plan”). The 2011 Plan authorizes the Committee to select employees eligible to earn annual bonuses, to establish performance goals for each year, to establish formulae by which bonuses are calculated, to establish the maximum bonus that may be earned by each eligible employee and to otherwise administer the 2011 Plan.

In approving performance criteria and award opportunities under the 2011 Plan, the Committee seeks to tie compensation to economic performance of our company. For 2011 therefore, the Committee determined that the amount of 2011 bonus, if any, payable under the 2011 Plan to each named executive officer will be determined as follows:  (i) 30% of the bonus will be determined based on the increase in Net Sales (as defined below) for the 2011 fiscal year above Net Sales for the 2010 fiscal year; and (ii) 70% of the bonus will be determined based on the excess of Earnings Per Share (as defined below) for 2011 over the Company’s budgeted 2011 Earnings Per Share.  For purposes of calculating the amount of bonus payable to any named executive officer, “Net Sales” means the Company’s gross sales during the applicable period, less returns, discounts and allowances; and “Earnings Per Share” means the diluted earnings (or loss) per share of the Company, as determined by the Committee in accordance with generally accepted accounting principles for inclusion in the Company’s annual audited financial statements, subject to adjustment to exclude amounts payable under the 2011 Plan and any reported cumulative effect of accounting changes, any reported income and losses from discontinued operations, and any reported extraordinary or nonrecurring gains and losses as determined under generally accepted accounting principles.

No bonus will become payable to any named executive officer unless the Earnings Per Share achieved for 2011 exceeds the Company’s budgeted Earnings Per Share for the 2011 fiscal year.  The maximum amount of bonus payable to any named executive officer will not exceed 150% of the named executive officer’s target bonus for 2011.  In addition, the total amount of bonuses payable to all employees (including the named executive officers) entitled to receive a bonus under the 2011 Plan will not exceed 40% of the excess of the Company’s adjusted EBITDA (as defined in the Company’s credit agreements) for 2011 over the Company’s budgeted adjusted EBITDA for 2011.

The bonus payable for any named executive officer for 2011, if any and subject to the 40% adjusted EBITDA restriction described above, is to be paid in cash as soon as practicable following the end of 2011, but no later than two and a half months following the end of 2011.  A named executive officer must be employed by the Company on the date of payment of the bonus in order to be entitled to receive his or her bonus.

The following table sets forth the target and maximum cash bonus amounts payable to each named executive officer.  No named executive officer is entitled to receive a minimum bonus payment for fiscal year 2011.

Executive	Target ($)	Maximum ($)
Ingrid Jackel	$189,280	$283,920
Jeffrey P. Rogers	$189,280	$283,920
Jeff M. Berry	$175,760	$263,640

On March 2, 2012, the Committee approved payments in respect of 2011 performance under the 2011 Plan. Each of our named executive officers, with the exception of Mr. Berry whose resignation was effective on January 16, 2012, received 3.75% of their target cash bonus based on our actual 2011 Net Sales.

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

2003 Stock Option Plan

On November 3, 2003, before we were a public company, our Board adopted the 2003 Stock Option Plan (the “2003 Plan”), which authorizes the grant of incentive stock options and/or non-qualified stock options to our executive officers and other key employees. The purpose of the 2003 Plan is to allow those persons who have a substantial responsibility for our management and growth to acquire an ownership interest in our company and thereby encourage them to contribute to our success and to remain in our employ. The 2003 Plan is also intended to increase our ability to attract and retain individuals of exceptional managerial talent upon whom, in large measure, our sustained progress, growth and profitability depend. We anticipate that all future option grants will be made under our 2006 Plan (as defined below) and we do not intend to issue any further options under the 2003 Plan.  As of December 31, 2011, 538,889 options were outstanding under the 2003 Plan.

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

Terms of awards.  The exercise price of an option granted under the 2003 Plan may not be less than 100% of the fair market value of our common stock on the date the option is granted. Option awards were granted to each participant pursuant to an agreement entered into between us and such person. Provisions of such agreements set forth the types of options being granted, the total number of shares of common stock subject to the options, the price, the periods during which such options may be exercised and such other terms and performance objectives as are approved by our Board or its designated committee which are not inconsistent with the terms of the 2003 Plan. The 2003 Plan does not permit the term of an option to exceed ten years from the date of grant.

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

A total of 900,000 shares of our common stock were originally available for issuance under the 2006 Plan. This amount automatically increases on the first day of each fiscal year beginning in 2007 and ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Committee. The Committee increased the total number of shares available under the 2006 Plan by 271,793 in 2011 and determined that there will be no automatic increase in 2012. The number of shares available for issuance under the 2006 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the outstanding shares of common stock. In the event of any of these occurrences, we shall make any adjustments we consider appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the plan or covered by grants previously made under the 2006 Plan. The shares available for issuance under the 2006 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. As of December 31, 2011, 1,818,500 options were outstanding under the 2006 Plan.

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

Stock Options.  Under the 2006 Plan, the Committee or the Board may award grants of incentive stock options conforming to the provisions of Section 422 of the Internal Revenue Code, and other non-qualified stock options. The Committee may not, however, award to any one person in any calendar year options to purchase common stock equal to more than 800,000 shares, and it may not award incentive stock options first exercisable in any calendar year whose underlying shares have an aggregate fair market value greater than $100,000, determined at the time of grant.

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

For a description of termination and change in control provisions applicable to options issued under the 2006 Plan, please see “—Potential Payments upon Termination or Change in Control—Stock Options under the 2006 Plan.”

Stock Appreciation Rights .  SARs entitle a participant to receive the amount by which the fair market value of a share of our common stock on the date of exercise exceeds the grant price of the SAR. The grant price and the term of a SAR will be determined by the Committee, except that the price of a SAR may never be less than the fair market value of the shares of our common stock subject to the SAR on the date the SAR is granted.

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

Awards Under the 2006 Plan. On July 1, 2011, we awarded 25,000 non-qualified stock options under the 2006 Plan to a non-employee director in connection with his appointment to the Board and 25% of these options vested on the date of grant. The remaining options vest in 48 equal monthly installments beginning on August 1, 2011. The exercise price is equal to $4.04 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on July 1, 2021.

On July 19, 2011, we awarded 345,500 non-qualified stock options under the 2006 Plan to our executive officers and other key employees. These options vest in 48 equal monthly installments beginning on August 19, 2011 and have an exercise price equal to $3.90 per share, the closing price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on July 19, 2021. Of these options granted, 25,000 options were forfeited upon an executive's resignation on January 16, 2012.

On December 14, 2011, we awarded 25,000 non-qualified stock options under the 2006 Plan to a non-employee director in connection with his appointment to the Board and 25% of these options vested on the date of grant. The remaining options vest in 48 equal installments beginning on January 14, 2012. The exercise price is equal to $3.12 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on December 14, 2021.

 Non-Qualified Deferred Compensation

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

Post-Termination Benefits

Severance Payments

We have entered into employment agreements with each of our named executive officers pursuant to which these officers are entitled to certain severance payments and other benefits upon termination of their employment with us, including in connection with a change of control. Please see “—Employment Agreements” and “—Potential Payments Upon Termination or Change in Control” for more information on severance payments to our named executive officers.

Retirement Plans

We offer a defined contribution 401(k) plan to our employees, including our named executive officers. An employee may contribute up to 50% of his or her salary to the 401(k) plan, subject to statutory limitations, provided that he or she has completed three months of service with the Company and is at least 21 years old. We provide a company matching contribution of 100% of the first 5% of salary contributed by each participant. Participant account balances are payable upon the earliest of death, total disability, termination of employment or retirement.

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

Timing of Option Grants

See “Long-Term Equity Incentive Compensation—2006 Equity Incentive Plan—Awards Under the 2006 Plan” for a discussion of the stock options granted under the 2006 Plan. The exercise price of these stock options is the closing price of our common stock on the date of grant. Our Chief Executive Officer and other executive officers did not play a role in the Committee’s decision on the timing of the stock option grants. We do not have a program in place related to the timing of stock options in coordination with the release of material non-public information.

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

Summary Compensation Table

The following table summarizes the total compensation earned in 2011 and 2010 by our named executive officers:

Name and Principal Position	Year	Salary (1)	Bonus (2)		Stock Awards	Option Awards (3)	Nonequity Incentive Plan Compensation(4)	Nonqualified Deferred Compensation Earnings	All Other Compensation(5)	Total (6)
Ingrid Jackel	2011	$378,560	$—		$—	$271,610	$14,196	$—	$48,628	$712,994
Chief Executive Officer	2010	358,904	—		—	—	—	—	36,295	395,199

Jeffrey P. Rogers	2011	385,841	—		—	135,805	14,196	—	48,291	584,133
President	2010	365,456	—		—	—	—	—	44,429	409,885

Jeff M. Berry	2011	351,520	—		—	67,903	—	—	57,358	476,781
Chief Financial Officer	2010	333,268	120,000	(7)	—	191,340	—	—	47,326	691,934

(1)	Amounts shown are not reduced to reflect Mr. Rogers’ election to defer receipt of salary into the Physicians Formula Holdings, Inc. 2005 Nonqualified Deferred Compensation Plan.

(2)	The amount shown for 2010 represents a sign-on bonus for Mr. Berry pursuant to his employment agreement.

(3)
The amounts reflected in the Option Awards column represent the aggregate grant date fair value of the awards granted during the identified fiscal year, as computed in accordance with Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC 718”). Please refer to Note 9 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for the relevant assumptions underlying the valuation of our stock options.

(4)
Represents amounts paid in March 2012 under the 2011 Plan in respect of 2011 performance. These amounts represent 3.75% of the target cash bonus of our named executive officers based on our actual 2011 Net Sales. The Committee did not approve bonus payments in respect of 2010 performance under our Annual Bonus Plan for fiscal year 2010.

(5)
The amounts shown under “All Other Compensation” consist of automobile allowance, gas reimbursement, automobile insurance, license and registration fees, company contribution to our 401(k) plan, and medical, dental, vision, life insurance premiums and short and long-term disability premiums paid by us. These amounts include $23,226, $27,005 and $27,239 in medical, dental and vision insurance premiums for Ms. Jackel, Mr. Rogers and Mr. Berry, respectively. These amounts also include contribution refunds related to Mr. Rogers' non-qualified deferred compensation plan.

(6)
Salary, Bonus and Non-Equity Incentive Plan Compensation received and reported in the Summary Compensation Table represents 55% of the total compensation received by Ms. Jackel, 68% of the total compensation received by Mr. Rogers and 74% of the total compensation received by Mr. Berry in 2011.

(7)	In accordance with his agreement, Mr. Berry has returned his signing bonus.

Employment Agreements

We have entered into employment agreements with each of our named executive officers.  The employment agreements provide that each such named executive officer is entitled to an annual base salary and annual incentive bonus up to a maximum amount determined by the Board each year based on the executive’s achievement and our achievement of performance criteria and other goals established by the Board. The named executive officers may also participate in all benefit plans that are generally made available to our senior executive employees and are entitled to use of a company car while employed by us.

The employment agreements further provide that if such named executive officer’s employment is terminated without Cause, then the named executive officer will be entitled to (a) receive his or her then-existing base salary for 24 months from the date his or her employment is terminated (the “Severance Period”), (b) continued use of a company car during the Severance Period, (c) participate in our benefit plans during the Severance Period and (d) receive a pro-rated portion of the named executive officer’s target annual bonus for the year in which employment terminated, if and only if the executive officer executes and delivers a general release of all claims against us and our directors, officers and affiliates and only so long as the executive officer does not revoke or breach the provisions of his or her nonsolicitation and confidentiality agreement with us.  If the named executive officer is terminated without Cause within one year following a Change in Control, the named executive officer will be entitled to receive, in lieu of the benefit described in clause (d) above, the greater of (1) a pro-rated portion of the annual bonus the named executive officer would have received through the date of the Change in Control, and (2) a pro-rated portion of the named executive officer’s target annual bonus for the year in which employment terminated.

On March 26, 2012, the Committee approved the payment of retention bonuses (a “Retention Bonus”) for our Chief Executive Officer and President, payable following the six month anniversary of the consummation of a Change in Control if the executive remains employed with the Company or our subsidiaries or any successor thereof at the six month anniversary of the consummation of a Change in Control. A Retention Bonus shall be payable to an executive following such six month anniversary of the Change in Control if such executive has been terminated without Cause after the consummation of a Change in Control but prior to such six month anniversary. The amount of Retention Bonus to the Chief Executive Officer shall range from approximately 30% to 100% of such executive's target bonus for 2012 depending on minimum amounts of consideration per share of common stock of the Company paid in the Change in Control transaction. The amount of Retention Bonus payable to the President shall range from approximately 54% to 100% of such executive's target bonus for 2012 depending on minimum amounts of consideration per share of common stock of the Company paid in the Change in Control transaction.

Under the employment agreements, “Cause” means the occurrence of one or more of the following events:

i.	the conviction of a felony or other crime involve moral turpitude or dishonesty, disloyalty or fraud with respect to us;

ii.
reporting to work under the influence of alcohol or illegal drugs or the use of illegal drugs or other repeated conduct causing us substantial public disgrace or disrepute or substantial economic harm;

iii.	substantial and repeated failure to perform his or her duties;

iv.	breach of the duty of loyalty to us or any act of dishonesty or fraud with respect to us; or

v.	any material breach of an agreement between the executive officer and Physicians Formula which is not cured within 15 days after written notice thereof.

Under the employment agreements, “Change in Control” means the occurrence of one or more of the following events:

i.
if any “person” or “group” as those terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, other than certain exempt persons, acquires 50% or more of our voting securities;

ii.
during any period of two consecutive years, a majority of our Board is replaced (other than any new directors whose election or nomination was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election was previously so approved);

iii.
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

iv.	consummation of a sale or disposition by us of all or substantially all of our assets other than a sale to certain exempt persons.

See also “—Potential Payments upon Termination or Change in Control” below.

We have also entered into protection of trade secrets, nonsolicitation and confidentiality agreements with our named executive officers. Pursuant to these agreements, each of our named executive officers has agreed not to solicit any of our employees, reveal trade secrets (as defined in the agreements) or disclose or use proprietary information (as defined in the agreements) during the period in which he or she is employed by us and for a 12-month period thereafter.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards held by our named executive officers as of December 31, 2011:

	Option Awards(1)(3)
Name	Number of Securities Underlying Unexercised options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date
Ingrid Jackel	166,667		—	—	$0.10	11/3/2013
	160,675		—	—	0.10	11/3/2013
	50,000		—	—	20.75	2/6/2017
	48,958		1,042	—	9.54	1/30/2018
	104,159		95,841	—	2.30	11/10/2019
	10,416		89,584	—	3.90	7/19/2021

Jeffrey P. Rogers	41,543		—	—	0.10	11/3/2013
	50,000		—	—	20.75	2/6/2017
	48,958		1,042	—	9.54	1/30/2018
	78,125		71,875	—	2.30	11/10/2019
	5,208		44,792	—	3.90	7/19/2021

Jeff M. Berry	25,000	(2)	—	—	12.00	11/8/2017
	91,658		108,342	—	2.16	2/19/2020
	2,604		22,396	—	3.90	7/19/2021

(1)	We granted incentive stock options and non-qualified stock options under the 2003 Plan and non-qualified stock options under the 2006 Plan.

(2)
This option award was granted to Mr. Berry in connection with his service as a member of the Board. Mr. Berry resigned as a member of the Board on May 29, 2009 to become our Interim Chief Financial Officer and subsequently our Chief Financial Officer on February 19, 2010.

(3)	The following table summarizes the vesting of each named executive officer’s stock options that were not vested and exercisable on December 31, 2011:

			Year in Which Options Vest and Become Exercisable
Name	Type of Option	Grant Date	2012	2013	2014	2015	Total
Ingrid Jackel	Non-Qualified Stock Option	1/30/2008	1,042	—	—	—	1,042
	Non-Qualified Stock Option	11/10/2009	50,004	45,837	—	—	95,841
	Non-Qualified Stock Option	7/19/2011	25,000	24,999	25,000	14,585	89,584

Jeffrey P. Rogers	Non-Qualified Stock Option	1/30/2008	1,042	—	—	—	1,042
	Non-Qualified Stock Option	11/10/2009	37,500	34,375	—	—	71,875
	Non-Qualified Stock Option	7/19/2011	12,500	12,499	12,500	7,293	44,792

Jeff M. Berry	Non-Qualified Stock Option	2/19/2010	50,004	50,004	8,334	—	108,342
	Non-Qualified Stock Option	7/19/2011	6,250	6,249	6,251	3,646	22,396

Potential Payments upon Termination or Change in Control

The following table reflects the amount of compensation to each of the named executive officers assuming each named executive officer’s employment was terminated under each of the circumstances set forth below, or a change in control occurred, on December 31, 2011. The amounts shown in the table are estimates, and the actual amounts to be paid can only be determined at the time of the named executive officer’s separation from the Physicians Formula or upon a change in control.

Name	Termination without Cause	Voluntary Resignation	Termination for Cause	Retirement	Death or Disability	Change in Control	Termination without Cause following Change in Control
Ingrid Jackel
Cash Severance(1)	$757,120	$—	$—	$—	$—	$—	$757,120
Value of Stock Options(2)	—	—	—	—	86,257	86,257	86,257
Target Annual Bonus(3)	189,280	—	—	—	—	—	189,280
Automobile Allowance(4)	31,996	—	—	—	—	—	31,996
Insurance Premiums(5)	48,516	—	—	—	—	—	48,516
Accrued Paid Time Off	43,635	43,635	43,635	43,635	43,635	—	43,635
	$1,070,547	$43,635	$43,635	$43,635	$129,892	$86,257	$1,156,804
Jeffrey P. Rogers
Cash Severance(1)	$757,120	$—	$—	$—	$—	$—	$757,120
Value of Stock Options(2)	—	—	—	—	64,688	64,688	64,688
Target Annual Bonus(3)	189,280	—	—	—	—	—	189,280
Automobile Allowance(4)	7,562	—	—	—	—	—	7,562
Insurance Premiums(5)	56,732	—	—	—	—	—	56,732
Accrued Paid Time Off	59,696	59,696	59,696	59,696	59,696	—	59,696
	$1,070,390	$59,696	$59,696	$59,696	$124,384	$64,688	$1,135,078
Jeff M. Berry
Cash Severance(1)	$703,040	$—	$—	$—	$—	$—	$703,040
Value of Stock Options(2)	—	—	—	—	112,676	112,676	112,676
Target Annual Bonus(3)	175,760	—	—	—	—	—	175,760
Automobile Allowance(4)	33,674	—	—	—	—	—	33,674
Insurance Premiums(5)	56,542	—	—	—	—	—	56,542
Accrued Paid Time Off	(355)	(355)	(355)	(355)	(355)	—	(355)
	$968,661	$(355)	$(355)	$(355)	$112,321	$112,676	$1,081,337

(1)
Represents base salary payable in regular installments as special severance payments for a period of twenty-four (24) months from the date of termination without “cause,” pursuant to the named executive officer’s employment agreement in effect at December 31, 2011.

(2)
Under the terms of the option award agreements for named executive officers under the 2003 Plan and 2006 Plan, all unvested stock options vest and become exercisable immediately upon the death or disability of the executive or upon a change in control. Amounts in the table represent the number of unvested stock options on December 31, 2011, multiplied by the amount by which closing price of our common stock on the Nasdaq Global Select Market on December 31, 2011 exceeds the exercise price of the options.

(3)
Under his or her employment agreement, if a named executive officer is terminated without cause, such named executive officer is entitled to receive a pro-rated portion of his or her target annual bonus for the year in which employment is terminated. Under his or her employment agreement, if a named executive officer is terminated without cause within one year following a change in control, such named executive officer is entitled to receive the greater of (i) a pro-rated portion of the annual bonus such named executive officer would have received through the date of the change in control (as defined in the employment agreement), and (ii) a pro-rated portion of such named executive officer’s target annual bonus of 50% of his or her base salary for the year in which employment is terminated. The Committee did not approve bonus payments in respect of 2010 performance under our Annual Bonus Plan for fiscal year 2010. If either termination occurred on December 31, 2011, each named executive officer would have been entitled to 50% of his or her 2011 base salary. See “Employment Agreements” for more details.

(4)	Represents twenty-four (24) months of lease payments, automobile insurance and license and registration fees for the severance period and excludes all fuel and mileage expenses incurred.

(5)	Represents twenty-four (24) months of medical, dental, vision, life insurance and short and long-term disability insurance premiums for the severance period.

In addition to these benefits, Mr. Rogers is entitled to his account balance under the Physicians Formula Holdings, Inc. 2005 Nonqualified Deferred Compensation Plan in the event of his retirement or termination of employment, death, disability, or if there is a change in control.

Cash Severance

The employment agreements with our named executive officers provide that upon termination, the executives are generally entitled to receive certain severance payments, including in connection with a termination following a change in control. See “Employment Agreements” for a more complete description of these provisions.

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

Under the 2006 Plan, “Cause” means the occurrence of one or more of the following events:

i.	conviction of a felony or any crime or offense lesser than a felony involving our property;

ii.	conduct that has caused demonstrable and serious injury to us, monetary or otherwise;

iii.	willful refusal to perform or substantial disregard of duties properly assigned, as determined by us; or

iv.	breach of duty of loyalty to us or other act of fraud or dishonesty with respect to us.

“Change in Control” for purposes of the 2006 Plan means the occurrence of one of the following events:

i.
if any “person” or “group” as those terms are used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended, other than affiliates of Summit Partners and certain other exempt persons, acquires 50% or more of our voting securities;

ii.
during any period of two consecutive years, a majority of our Board is replaced (other than any new directors whose election or nomination was approved by at least two-thirds of the directors then still in office who either were directors at the beginning of the two-year period or whose election was previously so approved);

iii.
consummation of a merger or consolidation of Physicians Formula with any other corporation, other than a merger or consolidation (a) which would result in our voting securities outstanding immediately prior to the merger or consolidation continuing to represent more than 50% of the combined voting power of the surviving entity or (b) by which our corporate existence is not affected and following which our Chief Executive Officer and directors retain their positions with us (and constitute at least a majority of the Board); or

iv.
consummation of a plan of complete liquidation of Physicians Formula or a sale or disposition of all or substantially all of our assets, other than a sale to affiliates of Summit Partners and certain other exempt persons.

Stock Options under the 2003 Plan

Under the 2003 Plan, if a participant is terminated other than for “Cause,” the participant’s vested and exercisable options remain so for 30 days after the date of termination. If a participant retires, the participant’s vested and exercisable options remain so for 45 days after the date of retirement. Upon death or disability of a participant, the participant’s vested and exercisable options remain so for 90 days after the date of death or disability. All options that are not vested and exercisable on the date of termination of the participant’s employment will be forfeited as of the date of termination. In the event of a “Sale of the Company,” the Committee or the Board may provide, in its discretion, that the options shall become immediately exercisable by any participants who are employed by us at the time of the “Sale of the Company” and/or that all options shall terminate if not exercised on or prior to the date of the “Sale of the Company.”  The option award agreements pursuant to which options have been awarded to the named executive officers under the 2003 Plan provide that the options will become fully vested and exercisable automatically upon a “Sale of the Company.”

Under the 2003 Plan, “Cause” means if a participant:

i.	acts in bad faith and to the detriment of Physicians Formula;

ii.	refuses or fails to act in accordance with any specific direction or order of Physicians Formula or the Board;

iii.	exhibits in regard to his employment unfitness or unavailability for service, unsatisfactory performance, misconduct, dishonesty, habitual neglect, or incompetence;

iv.	is convicted of a crime involving dishonesty, breach of trust, or physical or emotional harm to any person; or

v.	breaches any material term of the 2003 Plan or breaches any other agreement between or among the participant and Physicians Formula.

“Cause” can also have any other meaning that may be set forth in a participant’s option award agreement. The option award agreements pursuant to which options have been awarded to the named executive officers under the 2003 Plan provide that “Cause” shall have the meaning set forth in their respective employment agreements.

“Sale of the Company” under the 2003 Plan means the sale of Physicians Formula pursuant to which any party or parties (other than Summit Partners, L.P. and/or any of its affiliated investment funds) acquire (i) our capital stock possessing the voting power under normal circumstances to elect a majority of our Board (whether by merger, consolidation or sale or transfer of our capital stock) or (ii) all or substantially all of our assets determined on a consolidated basis.

2011 Director Compensation

The following table summarizes compensation paid to our non-employee directors in 2011:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Zvi Eiref(2)	$35,000	$—	$—	$—	$—	$—	$35,000
Padraic L. Spence(3)	15,000	—	—	—	—	—	15,000
Charles J. Hinkaty	30,000	—	—	—	—	—	30,000
Thomas E. Lynch	25,000	—	—	—	—	—	25,000
Bruce E. Kanter(4)	12,500	—	70,868	—	—	—	83,368
A. Alexander Taylor II(5)	—	—	53,330	—	—	—	53,330

(1)
The amounts reflected in the Options Awards column represent the aggregate grant date fair value of the awards granted during 2011, as computed in accordance with ASC 718. There can be no assurance that the ASC 718 amounts will be the amounts realized by the named directors. Please refer to Note 9 in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2011 for the relevant assumptions underlying the valuation of our stock options. At December 31, 2011, each of the non-employee directors had 25,000 shares of option awards outstanding.

(2)	Mr. Eiref retired and left the Board on December 14, 2011 when his term expired.

(3)	Mr. Spence resigned as a member of the Board on May 24, 2011.

(4)	Mr. Kanter joined the Board on July 1, 2011.

(5)	Mr. Taylor joined the Board on December 14, 2011.

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

On July 1, 2011, we awarded 25,000 non-qualified stock options under the 2006 Plan to Mr. Kanter in connection with his appointment to the Board and 25% of these options vested on the date of grant. The remaining options vest in 48 equal monthly installments beginning on August 1, 2011. The exercise price is equal to $4.04 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on July 1, 2021.

On December 14, 2011, we awarded 25,000 non-qualified stock options under the 2006 Plan to Mr. Taylor in connection with his appointment to the Board and 25% of these options vested on the date of grant. The remaining options vest in 48 equal monthly installments beginning on January 14, 2012. The exercise price is equal to $3.12 per share, the closing sales price of our common stock on the Nasdaq Global Select Market on the date of grant. These options will expire on December 14, 2021.

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

Securities Authorized for Issuance under Equity Compensation Plans

Options to purchase shares of our common stock have been granted to certain of our executive officers and key employees under our 2006 Plan and 2003 Plan. The following table summarizes the number of stock options issued, net of forfeitures, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2011:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders:
2006 Plan	1,036,517	$8.77	424,171	(1)
2003 Plan	538,889	0.11	—
Total	1,575,406	5.81	424,171
________________________

(1)
The 2006 Plan provides that the number of shares available for issuance under the plan automatically increases on the first day of each fiscal year beginning in 2007 and ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Compensation Committee. The Compensation Committee has determined that no additional shares will be added to the 2006 Plan in 2012.

Beneficial Ownership Table

The following table provides information concerning beneficial ownership of our common stock as of April 6, 2012, by:

•	each of our directors;

•	each of our named executive officers;

•	each person known by us to beneficially own 5% or more of our outstanding common stock; and

•	all of our directors and executive officers as a group.

The following table lists the number of shares and percentage of shares beneficially owned based on 13,712,558 shares of common stock outstanding as of April 6, 2012 and a total of 871,991 common stock options currently exercisable or exercisable by our directors and executive officers as a group within 60 days of April 6, 2012.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 6, 2012 are deemed outstanding and beneficially owned by the person holding such options for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

	Shares of Common Stock
	Beneficially Owned
Name of Beneficial Owner	Number	Percentage
5% or More Beneficial Owners:
Mill Road Capital, LP(1)	3,166,943	22.0%
Diker Management, LLC(2)	2,023,982	14.8
Rutabaga Capital Management(3)	1,370,519	10.0
Segall Bryant & Hamill(4)	1,234,827	9.0
Dimensional Fund Advisors, LP(5)	1,053,098	7.7
The Vanguard Group, Inc.(6)	736,270	5.4
FMR LLC(7)	721,600	5.3

Directors and Named Executive Officers :
Ingrid Jackel(8)	654,841	4.6
Jeffery P. Rogers(9)	676,065	4.8
Charles J. Hinkaty(10)	28,353	*
Thomas E. Lynch(1)	3,182,950	22.1
Bruce E. Kanter(11)	10,546	*
A. Alexander Taylor II(12)	18,203	*
All directors and executive officers as a group	4,570,958	30.0

* Less than 1%.

(1)
Information reported is based on a Schedule 13D/A filed on May 3, 2010 by Mill Road Capital, L.P., on which each of Mill Road Capital, L.P. and Mill Road Capital GP LLC reported sole voting and dispositive power over 3,166,943 shares of our common stock, consisting of 2,516,943 shares of common stock held by the fund and a warrant to purchase 650,000 shares of common stock held by the fund. In addition, the shares beneficially owned by Mr. Lynch include 16,007 shares of common stock exercisable within 60 days of April 6, 2012. The address of Mill Road Capital, L.P. and Mill Road Capital GP LLC is 382 Greenwich Avenue, Suite One, Greenwich, Connecticut 06830.

(2)
Information reported is based on Schedule 13G/A filed on February 14, 2012 by Diker Management, LLC, on which each of Diker GP, LLC, Diker Management LLC, Charles M. Diker and Mark N. Diker reported shared voting and dispositive power over 2,023,982 shares of our common stock and Diker Small Cap QP Fund LP reported shared voting and dispositive power over 842,007 shares of our common stock. The address of Diker GP, LLC, Diker Management, LLC, Diker Small Cap QP Fund LP and Messrs. Diker and Diker is 730 Fifth Avenue, 15th Floor, New York, New York 10019.

(3)
Information reported is based on a Schedule 13G/A filed on February 10, 2012 by Rutabaga Capital Management, on which Rutabaga Capital Management reported sole voting power, shared voting power and sole dispositive power over 1,165,119, 205,400 and 1,370,519 shares of our common stock, respectively. The address of Rutabaga Capital Management is 64 Broad Street, 3rd Floor, Boston, Massachusetts 02109.

(4)
Information reported is based on Schedule 13F filed on February 14, 2012 by Segall Bryant & Hamill, on which Segall Bryant & Hamill reported sole dispositive power and shared voting power over 1,234,827 and 594,452 shares of our common stock, respectively. The address of Segall Bryant & Hamill is 10 South Wacker Drive, Suite 3500, Chicago, Illinois 60606.

(5)
Information reported is based on Schedule 13G/A filed on February 14, 2012 by Dimensional Fund Advisors LP, on which Dimensional Fund Advisors LP reported sole voting power and sole dispositive power over 1,034,706 and 1,053,098 shares of our common stock, respectively. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such as investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisor LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries possess voting and/or investment power over securities that are owned by the Funds, and may be deemed to be the beneficial owner of our shares of common stock held by the Funds. The address of Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

(6)
Information reported is based on a Schedule 13G filed on February 9, 2012 by The Vanguard Group, Inc., on which The Vanguard Group, Inc. reported sole voting power, sole dispositive power and shared dispositive power over 24,500, 711,770 and 24,500 shares of our common stock, respectively. The address of The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.

(7)
Information reported is based on Schedule 13G/A filed on February 14, 2012 by FMR, LLC, on which FMR LLC reported sole dispositive power over 721,600 shares of our common stock. According to the Schedule 13G/A, various persons have the right to receive or the power to direct the receipt of dividends from the sale of, the shares. The interest of one person, Fidelity Low-Priced Stock Fund, an investment company registered under the Investment Company Act of 1940, in the shares amounted to 721,600 of our common stock. The address of FMR LLC is 82 Devonshire Street, Boston Massachusetts 02109.

(8)	Includes options to purchase 573,173 shares of common stock exercisable within 60 days of April 6, 2012.

(9)	Includes options to purchase 245,709 shares of common stock exercisable within 60 days of April 6, 2012.

(10)	Includes options to purchase 18,353 shares of common stock exercisable within 60 days of April 6, 2012.

(11)	Includes options to purchase 10,546 shares of common stock exercisable within 60 days of April 6, 2012.

(12)	Includes options to purchase 8,203 shares of common stock exercisable within 60 days of April 6, 2012.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of Physicians Formula common stock to file reports with the SEC regarding their ownership and changes in ownership of our securities. Based solely on a review of such reports and representations and information provided by our directors and executive officers, we believe that, during fiscal year 2011, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On November 6, 2009, we entered into a Senior Subordinated Note Purchase and Security Agreement  (the “Note Purchase Agreement”) with Mill Road Capital, L.P. (“Mill Road”), our largest stockholder. As a part of the transaction, we borrowed $8.0 million from Mill Road and issued a senior subordinated note (the “Senior Subordinated Note”) to Mill Road in that principal amount. This was part of a larger refinancing that included, among other things, entering into a new asset-based revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”), repayment of our prior senior credit facility with Union Bank, N.A. and the repayment of a short-term bridge debt that we issued to Mill Road on September 4, 2009. We paid closing fees to Mill Road of $222,000 in connection with the issuance of the Senior Subordinated Note, and the amendments thereto. On November 10, 2011, the Senior Subordinated Note was repaid using proceeds from a term loan and borrowings under our existing line of credit with Wells Fargo. In connection with the repayment of the Senior Subordinated Note, we paid $168,000 of prepayment premiums to Mill Road, which were included in loss on debt restructuring in our consolidated statement of operations for the year ended December 31, 2011. Interest expense related to the Senior Subordinated Note totaled approximately $1.0 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively, of which $70,000 was included in accrued expenses in our consolidated balance sheet as of December 31, 2010.

In addition, as required by the Senior Subordinated Note, on April 30, 2010, we entered into a Common Stock Purchase Warrant Agreement with Mill Road pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of our common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of our common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of our common stock. As of December 31, 2011, no warrants have been exercised.
Director Independence

The Company requires that a majority of the Company’s directors be independent. The Nasdaq Stock Market listing standards require that a majority of the Company’s directors be independent and that the Audit, Compensation and Nominating and Corporate Governance Committees be comprised entirely of independent directors. A director will be considered “independent” if he or she meets the requirements of our director independence standards and the independence criteria in the Nasdaq listing standards.

The Board has affirmatively determined that the following directors have no direct or indirect material relationship with the Company and satisfy the requirements to be considered independent:

•	Charles J. Hinkaty

•	Thomas E. Lynch

•	Bruce E. Kanter

•	A. Alexander Taylor II

The Board has determined that each of the Company’s Audit, Compensation and Nominating and Corporate Governance Committees is composed solely of independent directors. Independence for Audit Committee purposes requires compliance with applicable independence rules of the SEC in addition to Nasdaq listing standards. In making the independence determinations for the Board and its committees, the Board reviewed all of the directors’ relationships with the Company. This review is based primarily on a review of the responses of all directors to questions regarding employment, business, family, compensation and other relationships with the Company and its management.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On August 16, 2011, the Audit Committee dismissed Deloitte & Touche LLP (“Deloitte”) as the independent registered public accountants of the Company and engaged BDO USA, LLP (“BDO”) as its independent registered public accountants, effective August 19, 2011. The Audit Committee has appointed BDO as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.

The following table shows the fees paid or accrued by the Company for audit and other services provided by BDO and Deloitte for fiscal years 2011 and 2010:

	BDO		Deloitte		Total
	2011	2010	2011	2010	2011	2010
Audit Fees(1)	$375,366	$—	$104,950	$536,500	$480,316	$536,500
All Other Fees(2)	—	—	4,000	2,200	4,000	2,200
Total	$375,366	$—	$108,950	$538,700	$484,316	$538,700

(1)
Audit fees represent fees for professional services provided in connection with the audits of our annual financial statements and review of our quarterly reports on Form 10-Q, including services related thereto such as consents and assistance with and review of documents filed with the Securities and Exchange Commission. In addition, the audit fees for 2011 and 2010 include those fees related to the audit of Physicians Formula’s internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act.

(2)	All other fees represent a subscription fee for an on-line research service providing access to accounting literature, which was approved by the Audit Committee and is a recurring fee.

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

All services performed by Physicians Formula’s independent registered public accounting firm in 2011 and 2010 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements. The consolidated financial statements are included in Item 8 of the Company’s Annual Report on Form 10-K filed on March 6, 2012.
(a)(2) Financial Statement Schedules. All schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.
(b) Exhibits. The list of exhibits in the Exhibit Index to this Amendment No. 1 is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 25, 2012.

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

E-1

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

10.49	Acknowledgment, dated as of June 29, 2010, by and among Mill Road Capital, L.P., Physicians Formula, Inc. and Wells Fargo Bank, National Association. (13)
10.50*	Employment Agreement, dated as of February 19, 2010, by and between Physicians Formula, Inc. and Jeff M. Berry. (17)

E-2

21.1	Subsidiaries of the Registrant. (6)
23.1**	Consent of BDO USA, LLP.
23.2**	Consent of Deloitte & Touche LLP.
31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Leslie H. Keegan, Senior Vice President of Finance.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Physicians Formula Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

________________________

(1)	Filed as an exhibit to Amendment No. 5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-136913) filed on November 7, 2006 and incorporated herein by reference.
(2)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2006 and incorporated herein by reference.
(3)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on May 8, 2008 and incorporated by reference herein.
(4)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on March 12, 2007 and incorporated by reference herein.
(5)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2008 and incorporated herein by reference.
(6)	Filed as an exhibit to the Registrant’s Registration Statement on Form S-1 (File No. 333-141678) and incorporated herein by reference.
(7)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on September 11, 2009 and incorporated by reference herein.
(8)	Filed as an exhibit to the Registrant’s Form 10-Q (File No. 001-33142) for the period ended September 30, 2009 and incorporated herein by reference.
(9)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on February 4, 2010 and incorporated by reference herein.
(10)	Filed as an exhibit to the Registrant’s Form 10-K (File No. 001-33142) for the year ended December 31, 2009 and incorporated herein by reference.
(11)	Filed as an exhibit to the Registrant's Form 8-K (File No. 001-33142) filed on May 3, 2010 and incorporated by reference herein.
(12)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on June 8, 2010 and incorporated by reference herein.
(13)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on July 6, 2010 and incorporated by reference herein.
(14)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on March 3, 2011 and incorporated by reference herein.
(15)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on October 6, 2011 and incorporated by reference herein.
(16)	Filed as an exhibit to the Registrant’s Form 10-K (File No. 001-33142) for the year ended December 31, 2010 and incorporated by reference herein.
(17)	Filed as an exhibit to the Registrant’s Form 8-K (File No. 001-33142) filed on February 23, 2010 and incorporated by reference herein.
(18)	Filed as an exhibit to the Registrant’s Form 10-K (File No. 001-33142) for the year ended December 31, 2008 and incorporated herein by reference.
*	Indicates management contract or compensatory plan or arrangement.
**	Previously filed.

E-3