Form 10-Q
period 2012-03-31
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2012-05-04
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of May 1, 2012, was 13,712,558.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63	$3
Accounts receivable, net of allowance for doubtful accounts of $1,404 and $1,452 as of March 31, 2012 and December 31, 2011, respectively	21,502	25,758
Inventories	24,186	25,223
Prepaid expenses and other current assets	2,638	1,940
Income taxes receivable	273	437
Deferred tax assets, net	8,237	8,677
Total current assets	56,899	62,038

PROPERTY AND EQUIPMENT, NET	2,402	2,597
OTHER ASSETS, NET	5,536	5,357
INTANGIBLE ASSETS, NET	30,045	30,486
TOTAL ASSETS	$94,882	$100,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,511	$10,445
Accrued expenses	2,489	3,739
Trade allowances	10,079	7,457
Sales returns reserve	8,640	10,941
Income taxes payable	429	—
Line of credit borrowings	—	4,690
Current portion of long-term debt	1,000	1,000
Total current liabilities	30,148	38,272

DEFERRED TAX LIABILITIES, NET	8,155	8,155
LONG-TERM DEBT	2,667	2,917
OTHER LONG-TERM LIABILITIES	307	272
Total liabilities	41,277	49,616

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value—50,000,000 shares authorized, 13,712,558 and 13,620,900 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	137	136
Additional paid-in capital	63,129	62,811
Accumulated deficit	(9,661)	(12,085)
Total stockholders’ equity	53,605	50,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,882	$100,478

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2012	2011
NET SALES	$26,205	$21,138
COST OF SALES	12,803	10,870
GROSS PROFIT	13,402	10,268
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,782	8,819
INCOME FROM OPERATIONS	3,620	1,449
INTEREST EXPENSE, NET	156	595
OTHER INCOME	(33)	(12)
INCOME BEFORE PROVISION FOR INCOME TAXES	3,497	866
PROVISION FOR INCOME TAXES	1,073	415
NET INCOME	$2,424	$451

NET INCOME PER COMMON SHARE:
Basic	$0.18	$0.03
Diluted	$0.16	$0.03

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,669,247	13,589,668
Diluted	14,797,049	14,843,060

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,424	$451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,200	1,194
Loss on disposal of other assets	68	—
Exchange rate loss	11	12
Deferred income taxes	440	(178)
Provision for bad debts	(17)	24
Amortization of debt discount and debt issuance costs	42	195
Stock-based compensation expense	110	202
Payment in kind interest	—	84
Changes in assets and liabilities:
Accounts receivable	4,262	(686)
Inventories	1,048	(251)
Prepaid expenses and other current assets	(698)	357
Accounts payable	(2,345)	(940)
Accrued expenses, trade allowances and sales returns reserve	(929)	1,587
Income taxes receivable/payable	593	(10)
Other long-term liabilities	2	2
Net cash provided by operating activities	6,211	2,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of ($26) and $177 non-cash capital expenditures for the three months ended March 31, 2012 and 2011, respectively	(95)	(469)
Other assets, net of $615 and ($254) non-cash retail permanent fixture expenditures for the three months ended March 31, 2012 and 2011, respectively	(1,302)	(1,115)
Net cash used in investing activities	(1,397)	(1,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on line of credit	(4,690)	(564)
Repayment of long-term debt	(250)	—
Debt issuance costs	(12)	(2)
Exercise of stock options	198	—
Net cash used in financing activities	(4,754)	(566)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60	(107)
CASH AND CASH EQUIVALENTS—Beginning of period	3	110
CASH AND CASH EQUIVALENTS—End of period	$63	$3

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$123	$311
Cash paid for income taxes, net	$37	$599

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

The Company develops, markets, manufactures and distributes innovative, premium-priced cosmetic and skin care products for the mass market channel. The Company’s cosmetic products include face powders, bronzers, concealers, blushes, foundations, eye shadows, eyeliners, mascaras and brow makeup and skin care products include cleansers, moisturizers and treatments. The Company sells its products to mass market retailers such as Wal-Mart, Target, CVS and Rite Aid. The Company is headquartered in Azusa, California.

The accompanying condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of March 31, 2012, its results of operations for the three months ended March 31, 2012 and 2011 and its cash flows for the three months ended March 31, 2012 and 2011. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2012. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date.

These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Concentration of Credit Risk.  Certain financial instruments subject the Company to concentration of credit risk. These financial instruments consist primarily of accounts receivable. The Company regularly reevaluates its customers’ ability to satisfy credit obligations and records a provision for doubtful accounts based on such evaluations. Our top three customers accounted for the following percentages of gross sales:

	Three Months Ended
	March 31,
	2012	2011
Customer A	34%	34%
Customer B	19%	23%
Customer C	9%	10%

Three customers individually accounted for 10% or more of gross accounts receivable and together accounted for 66% of gross accounts receivable at March 31, 2012.  Two customers individually accounted for 10% or more of gross accounts receivable and together accounted for approximately 62% of gross accounts receivable at December 31, 2011.

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

The valuation techniques required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect internal market assumptions. These two types of inputs create the following fair value hierarchy:

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

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant estimates made by management include: provisions for sales returns, trade allowances, allowance for doubtful accounts and inventory obsolescence; stock-based compensation; useful lives of intangible assets; expected future cash flows used in evaluating intangible assets for impairment; provisions for loss contingencies; provisions for income taxes and realizability of deferred tax assets. On an ongoing basis, management reviews its estimates to ensure that these estimates reflect changes to the Company’s business and new information as it becomes available. If historical experience and other factors used by management to make these estimates do not reasonably reflect future activity, the Company’s consolidated financial statements could be materially impacted.
Accounting Standard Update. In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements and disclosures.

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

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Net income	$2,424	$451
Denominator:
Weighted-average number of common shares—basic	13,669	13,590
Effect of dilutive stock options	532	644
Effect of dilutive warrants	596	609
Weighted-average number of common shares—diluted	14,797	14,843
Net income per common share:
Basic	$0.18	$0.03
Diluted	$0.16	$0.03

Stock options for the purchase of approximately 917,000 and 546,000 shares of common stock were excluded from the above calculation during the three months ended March 31, 2012 and 2011, respectively, as the effect of those options were anti-dilutive.

3.  INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials and components	$13,312	$14,451
Finished goods	10,874	10,772
Total	$24,186	$25,223

4.  OTHER ASSETS

Other assets consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Retail permanent fixtures, net of accumulated amortization of $4,669 and $4,226 as of March 31, 2012 and December 31, 2011, respectively	$4,239	$4,063
Capitalized debt issuance costs, net of accumulated amortization of $1,871 and $1,829 as of March 31, 2012 and December 31, 2011, respectively	595	635
Restricted investments	305	272
Deposits	378	378
Other	19	9
Total	$5,536	$5,357

During 2008, the Company implemented a key project of creating new permanent fixtures (“retail permanent fixtures”) for the display of the Company’s products which began being delivered to certain retail customer stores in 2009. The Company incurred costs for retail permanent fixtures of $686,000 and $1.2 million for the three months ended March 31, 2012 and 2011, respectively. These retail permanent fixtures are being placed in service in connection with the retail customers’ resets of selling space and are recorded at cost. These costs are amortized over a period of three years. Amortization expense was $443,000 and $451,000 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, amortization of retail permanent fixtures is expected to be approximately $1.1 million for the remainder of 2012, $1.1 million for 2013, $529,000 for 2014 and $40,000 for 2015. As of March 31, 2012, approximately $1.5 million of retail permanent fixtures have not been placed into service.

The Company incurred costs of $2.4 million primarily during late 2009 associated with obtaining the Company's senior revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and its senior subordinated loan from Mill Road Capital L.P. (“Mill Road”), and the subsequent amendments thereto (see Note 6, Financing Arrangements, for further details). In November 2011, the Company repaid its senior subordinated loan and wrote-off $412,000 of capitalized debt issuance costs. The remaining capitalized debt issuance costs related to the senior revolving credit facility with Wells Fargo are being amortized over the life of the related debt obligation as an additional component of interest expense and are expected to be fully amortized by November 6, 2015.

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which funds the non-qualified, unfunded deferred compensation plans. These investments, which are considered trading securities, are recorded at fair value. Unrealized gains related to these investments were $33,000 and $12,000 for the three months ended March 31, 2012 and 2011, respectively.

5.  INTANGIBLE ASSETS

Definite-lived intangible assets consisted of the following (in thousands):

	March 31, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patents	$8,699	$(4,881)	$3,818	$8,699	$(4,736)	$3,963
Distributor relationships	23,701	(9,974)	13,727	23,701	(9,678)	14,023
Total	$32,400	$(14,855)	$17,545	$32,400	$(14,414)	$17,986

Amortization expense was $441,000 for each of the three months ended March 31, 2012 and 2011. Amortization of definite-lived intangible assets will be approximately $1.3 million for the remainder of 2012 and approximately $1.8 million in each of the next five years.

Indefinite-lived intangible assets consist exclusively of trade names and had a carrying amount of $12.5 million as of March 31, 2012 and December 31, 2011. The Company evaluates indefinite-lived intangible assets for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable. The Company did not identify any events or circumstances that would require an impairment analysis of its definite-lived intangible assets and other long-lived assets as of March 31, 2012.

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

The Physicians Formula trade name has been used since 1937 and is a recognized brand within the cosmetics industry. It is management’s intent to leverage the Company’s trade names indefinitely into the future. The Company will continue to monitor operational performance measures and general economic conditions. A continued downward trend could result in the Company recognizing an impairment charge of the Physicians Formula trade name in connection with a future impairment test.

6.  FINANCING ARRANGEMENTS

Senior Credit Agreement

Physicians is a party to a senior credit agreement (as amended, the “Credit Agreement”) with Wells Fargo, which replaced Physicians’ previous asset-based revolving credit facility with Union Bank, N.A. and includes a $4.0 million term loan (the “Term Loan”) and a $25.0 million asset-based revolving credit facility.  An amendment entered into in September 2011 (the “Third Amendment”), among other things, extended the maturity date of the Credit Agreement from November 6, 2012 to November 6, 2015, as more fully described below.

The maximum amount available for borrowing under the revolving credit facility of the Credit Agreement is equal to the lesser of $25.0 million and a borrowing base formula equal to: (i) 65% or such lesser percentage of eligible accounts receivable as Wells Fargo in its discretion as an asset-based lender may deem appropriate; plus (ii) the lesser of (1) $14.0 million and (2) the sum of specified percentages (or such lesser percentages as Wells Fargo in its discretion as an asset-based lender may deem appropriate) of each of the following items of eligible inventory (as defined in the Credit Agreement): (A) eligible inventory consisting of finished goods that are fully packaged, labeled and ready for shipping, not to exceed 65% of such eligible inventory, (B) eligible inventory consisting of semi-finished goods which are ready for packaging and shipping, not to exceed $4.0 million, (C) eligible inventory consisting of raw materials, not to exceed $1.5 million, (D) eligible inventory consisting of blank components, not to exceed $1.0 million and (E) eligible inventory consisting of returned items, not to exceed $750,000; plus (iii) the cash balance in a certain Canadian concentration account; less (iv) a working capital reserve of $1.0 million, as such amount may be adjusted by Wells Fargo from time to time, and a borrowing base reserve that Wells Fargo establishes from time to time in its discretion as a secured asset-based lender; less (v) indebtedness owed to Wells Fargo other than indebtedness outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by outstanding letters of credit.

Floating rate borrowings on the revolving credit facility under the Credit Agreement, as amended by the Third Amendment, accrue interest at a daily rate equal to the three-month LIBOR plus 2.75% and fixed rate borrowings on the revolving credit facility accrue interest at a fixed rate equal to the three-month LIBOR plus 2.75% on the date of borrowing. Interest on floating rate borrowings is payable monthly in arrears and interest on fixed rate borrowings is payable upon the expiration of the fixed rate term, subject to minimum monthly interest payments in the amount of $15,000 with a $250,000 annual minimum. Under the Credit Agreement, Physicians is required to pay to Wells Fargo an unused credit line fee equal to 0.5% per annum and various other fees associated with cash management and other related services. Physicians may at any time reduce the maximum amount available for borrowing or terminate the revolving credit facility prior to the scheduled maturity date by paying breakage fees, which have been amended so that if the maximum amount available for borrowing is reduced or terminated on or before November 6, 2012, the breakage fee would equal 1.0% of the maximum amount of the revolving credit facility or amount of the reduction in the credit facility, decreasing to 0.5% if the termination or reduction occurs after November 6, 2012.

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

The Company used the entire proceeds from the Term Loan in addition to monies from the existing revolving credit facility to repay in full all outstanding borrowings, interest, prepayment fees, and any other amounts due and owing under its senior subordinated note with Mill Road on November 10, 2011. The Term Loan bears interest at a rate equal to the three-month LIBOR plus 3.5%. The Term Loan is payable in 48 monthly equal installments of $83,333, beginning on the first day of the first calendar month after the funds were disbursed. As of March 31, 2012 and December 31, 2011, there was $3.7 million and $3.9 million outstanding under the Term Loan, respectively, at interest rates of 4.00% and 4.13%, respectively. Scheduled maturities of the Term Loan as of March 31, 2012 were $750,000 for the remainder of 2012, $1.0 million for 2013, $1.0 million for 2014 and $917,000 for 2015.

On April 30, 2012, Physicians entered into an amendment to the Credit Agreement (the “Fourth Amendment”) with Wells Fargo to establish financial covenants that will apply to periods after December 31, 2011, including the Company's minimum book net worth covenant, minimum Adjusted EBITDA covenant, maximum leverage ratio and maximum capital expenditure covenant. The Fourth Amendment also requires the Company to negotiate with Wells Fargo and establish, no later than April 30, 2013, its financial covenants that will apply to periods not covered by this amendment.

As amended, the Credit Agreement requires that the Company maintain a monthly minimum book net worth in amounts per month ranging from $48.0 million to $50.0 million, as applicable.  The Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350, Intangibles–Goodwill and Other (“ASC 350”). The Credit Agreement also requires the Company to maintain a minimum Adjusted EBITDA each fiscal quarter for the twelve month period ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 of no less than $6.0 million, $5.5 million, $7.0 million and $7.0 million, respectively, and at least $1 for each two consecutive calendar quarter period, commencing with the quarter ending March 31, 2011. In addition, the Company is required to comply with a maximum leverage ratio, which is borrowed money of Physicians divided by Adjusted EBITDA, of not greater than 2.5 to 1.0 as of June 30, 2012 and 2.0 to 1.0 as of September 30, 2012, December 31, 2012 and March 31, 2013. The Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to the Company’s inventory reserves for obsolete, excess, or slow moving inventory.

The Company is also required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $5.5 million for the year ending December 31, 2012. As of March 31, 2012 and December 31, 2011, the Company was in compliance with the covenants contained in the Credit Agreement.

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

As of March 31, 2012, there was no balance outstanding under the revolving credit facility. As of December 31, 2011, there was $4.7 million outstanding under the revolving credit facility at an interest rate of 3.38%. As of March 31, 2012 and December 31, 2011, there were no outstanding letters of credit and $19.0 million and $10.5 million available under the revolving credit facility, respectively. Because the revolving credit facility contains a lock-box feature described above, whereby remittances made by customers to the lock-box repays the outstanding obligation under the revolving credit facility, in accordance with ASC 470-10-45, Debt–Other Presentation, the Company classified the above outstanding amount under the revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

Senior Subordinated Note

Physicians, along with the Company and certain guarantor subsidiaries, was party to a Senior Subordinated Note Purchase and Security Agreement (the “Note Agreement”) with Mill Road. Pursuant to the Note Agreement, on November 6, 2009, Physicians issued a senior subordinated note to Mill Road in an aggregate principal amount equal to $8.0 million (the “Senior Subordinated Note”). On November 10, 2011, the Senior Subordinated Note was repaid using proceeds from the Term Loan and borrowings under the Company's existing line of credit with Wells Fargo (as described above).

As required by the Note Agreement, on April 30, 2010, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of the Company’s common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of the Company’s common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company’s common stock. As of March 31, 2012, no warrants have been exercised.

The issuance of the warrants and reduction in interest payments have been accounted for as a partial conversion of the required payments under the Note Purchase Agreement for equity interests under ASC 470-20, Debt–Debt With Conversion and Other Options (“ASC 470-20”). ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuer’s borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Interest expense related to the contractual coupon rate and amortization of debt discount was $293,000 and $33,000 for the three months ended March 31, 2011, respectively.

The Company incurred total costs of $2.4 million in connection with the Credit Agreement, the Senior Subordinated Note and the amendments thereto.

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

8.  EQUITY AND STOCK OPTION PLANS

On April 30, 2010, in connection with the Note Agreement, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of the Company’s common stock at an exercise price of $0.25 per share. As of March 31, 2012, none of these warrants have been exercised. See Note 6, Financing Arrangements, for a detailed discussion.

2006 Equity Incentive Plan

In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of March 31, 2012, a total of 607,513 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determined that no additional shares will be added to the 2006 Plan in 2012.

2003 Stock Option Plan

In November 2003, the Board of Directors adopted the 2003 Stock Option Plan (the “2003 Plan”) and reserved a total of 2,500,000 shares for grants under the 2003 Plan. The 2003 Plan provides for the issuance of stock options for common stock to executives and other key employees. The options generally have a 10-year life and vest over a period of time ranging from 24 months to 48 months. Options granted under the 2003 Plan were originally granted as time-vesting options and performance-vesting options. The original time-vesting options vest in equal annual installments over a four-year period. In connection with the Company’s initial public offering during 2006, the 713,334 performance-vesting options were amended to accelerate the vesting of 550,781 of such options, and 296,140 of these options were exercised. The remaining 162,553 performance-vesting options were converted to time-vesting options that vested in equal monthly installments over a two-year period through November 2008.

Options are granted with exercise prices not less than the fair value at the date of grant, as determined by the Board of Directors, which subsequent to the Company’s initial public offering is the closing price on the grant date. There were no stock option grants during the three months ended March 31, 2012 and 2011.

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2012	2,220,708	$5.18		136,681	$0.10
Granted	—	—		—	—
Exercised	(91,658)	2.16	$88,000	—	—
Cancelled	(130,738)	2.46		—	—
Forfeited	(52,604)	10.58		—	—
Options outstanding—March 31, 2012	1,945,708	$5.36	$(4,614,000)	136,681	$0.10	$395,000
Vested and expected to vest—March 31, 2012	1,945,708	$5.36	$(4,614,000)	136,681	$0.10	$395,000

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2012	1,438,725	$9,119,000				136,681	$14,000
Vested	69,483	234,000				—	—
Exercised	(91,658)	(198,000)				—	—
Forfeited	(52,604)	(556,000)				—	—
March 31, 2012	1,363,946	$8,599,000	$6.30	5.2	$(4,521,000)	136,681	14,000	$0.10	1.6	$395,000

As of March 31, 2012, the options outstanding under the 2006 Plan and 2003 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 5.9 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

	Number of Options	Weighted- Average Grant Date Fair Value
January 1, 2012	781,983	$1.81
Vested	(69,483)	1.91
Cancelled	(130,738)	1.26
March 31, 2012	581,762	$1.92

The total fair value of options that vested during the three months ended March 31, 2012 and 2011 was $133,000 and $259,000, respectively.

As of March 31, 2012, total unrecognized estimated compensation cost related to non-vested stock options was approximately $1.1 million, which is expected to be recognized over a weighted-average period of approximately 2.9 years. The Company recorded approximately $198,000 of cash received from the exercise of 91,658 stock options during the three months ended March 31, 2012. There were no exercises of stock options during the three months ended March 31, 2011.

The Company recognized $126,000 and $222,000 of pre-tax, non-cash share-based compensation expense for the three months ended March 31, 2012 and 2011, respectively.  Non-cash share-based compensation cost of $16,000 was a component of cost of sales and $110,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2012. Non-cash share-based compensation cost of $20,000 was a component of cost of sales and $202,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2011. The Company recognized a related tax benefit of $52,000and $91,000 for the three months ended March 31, 2012 and 2011, respectively.  The Company capitalized non-cash share-based compensation expense of $11,000 and $13,000 in inventory for the three months ended March 31, 2012 and 2011, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits, if any, are classified as financing cash flows. During the three months ended March 31, 2012 and 2011, there were no significant excess tax benefits.

9.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. All of the Company’s assets are located in the United States and Canada. As of March 31, 2012, the Company had total assets of $2.3 million located in Canada, or 2.5% of the Company’s total assets, including approximately $1.3 million of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. As of December 31, 2011, the Company had total assets of $1.7 million located in Canada, or 1.7% of the Company’s total assets, including approximately $882,000 of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
United States	$23,257	$18,610
Canada	2,802	2,387
Other foreign countries	146	141
	$26,205	$21,138

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Overview of the Business

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

We sell our products to mass market retailers such as Wal-Mart, Target, CVS and Rite Aid. Our products provide above-average profitability for retailers due to their higher price points. Our products are currently sold in over 25,000 of the 45,500 stores in which we estimate our masstige competitors’ products are sold. We seek to be first-to-market with new products within this channel, and are able to take new products from concept development to shipment in less than 12 months. New products are a very important part of our business and have contributed, on average, approximately 33.9% of our gross sales from 2010 to 2011.

Overview of U.S. Market Share Data

Based on retail sales data provided by ACNielsen, our approximate dollar share of the masstige cosmetics market, as defined below, was 5.9% for the 52 weeks ended March 17, 2012 compared to 5.8% for the same period in the prior year. This represents a 9% increase in our dollar sales as compared to the same period last year, which was primarily driven by the success of our new products. The overall dollar sales for the masstige cosmetics market increased 7% during this period.

The Company defines the masstige cosmetics market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oreal, Neutrogena, Revlon, OPI, Borghese, Iman, Essie and Orly. ACNielsen is an independent research entity and its data does not include retail sales from Wal-Mart, the Company’s largest customer, and Canada. In addition, ACNielsen’s data is based on sampling methodology, and extrapolation from those samples, which means that estimates based on that data may not be precise. Our estimates have been based on information obtained from our customers, trade and business organizations and other contacts in the market in which we operate, as well as management’s knowledge and experience in the market in which we operate.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure as of the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, returns, trade allowances, inventories, goodwill and other intangible assets, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the condensed consolidated financial statements. We believe that the estimates and assumptions that are among those most important to an understanding of our condensed consolidated financial statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended
	March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	48.9	51.4
Gross profit	51.1	48.6
Selling, general and administrative expenses	37.3	41.7
Income from operations	13.8	6.9
Interest expense, net	0.6	2.8
Other income	(0.1)	(0.1)
Income before provision for income taxes	13.3	4.2
Provision for income taxes	4.1	2.0
Net income	9.2%	2.2%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales. Net sales includes revenue recognized from product sales, less estimates for returns and trade allowances. Net sales increased $5.1 million, or 24.0%, to $26.2 million for the three months ended March 31, 2012 from $21.1 million for the three months ended March 31, 2011. These results were driven by an increase in gross sales of $5.7 million, which was partially offset by an increase in trade spending of $441,000 and an increase in our returns provision of $195,000. The increase in gross sales was due to higher sales of color cosmetics and the expanded distribution of the skin care line.

Our provision for trade allowances with retailers increased $441,000, or 3.9%, to $11.7 million for the three months ended March 31, 2012 from $11.3 million for the three months ended March 31, 2011. The increase was primarily due to a $1.0 million increase in cooperative advertising and a $229,000 increase in coupon expense, which resulted from our efforts to increase brand awareness and trial of our 2012 new products. Also contributing to the increase was a $185,000 increase in cash discounts and miscellaneous allowances, partially offset by a $520,000 decrease in markdowns and a $485,000 decrease in retail marketing.

Our provision for returns increased $195,000, or 6.3%, to $3.3 million for the three months ended March 31, 2012 from $3.1 million for the three months ended March 31, 2011 primarily due to higher than expected returns resulting from the increase in gross sales. Provision for returns as a percentage of net sales was 12.5% for the three months ended March 31, 2012 compared to 14.6% for the three months ended March 31, 2011.

During the three months ended March 31, 2012, our results included net sales of $2.9 million to our international customers compared to $2.5 million for the three months ended March 31, 2011. The increase in sales to international customers resulted primarily from our Canadian business.

Cost of Sales. Cost of sales increased $1.9 million, or 17.8%, to $12.8 million for the three months ended March 31, 2012 from $10.9 million for the three months ended March 31, 2011. The increase in cost of sales resulted primarily from higher gross sales.

Cost of sales as a percentage of net sales improved to 48.9% for the three months ended March 31, 2012 compared to 51.4% for the three months ended March 31, 2011. The decrease in cost of sales as a percentage of net sales was due primarily to positive product mix, reduction of manufacturing costs and lower usage of air freight.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.0 million, or 10.9%, to $9.8 million for the three months ended March 31, 2012 from $8.8 million for the three months ended March 31, 2011. The increase was primarily due to a $432,000 increase in corporate administrative and other costs, a $301,000 increase in freight and warehouse costs, a $170,000 increase in distribution costs, a $109,000 increase in marketing spend and a $43,000 increase in realized and unrealized foreign currency exchange losses, which were partially offset by a $92,000 decrease in stock-based compensation expense.

Interest Expense, Net. Interest expense, net, decreased $439,000, or 73.8%, to $156,000 for the three months ended March 31, 2012 from $595,000 for the three months ended March 31, 2011. The decrease was primarily due to the repayment of our senior subordinated note in November 2011 and a decrease in the average borrowings outstanding under our credit facility.

Other Income. Other income was $33,000 and $12,000 for the three months ended March 31, 2012 and 2011, respectively, which consisted of unrealized gains related to investments held as part of our non-qualified deferred compensation plan.

Provision for Income Taxes. The provision for income taxes represents federal, state and local income taxes. For the three months ended March 31, 2012, the provision for income taxes was $1.1 million, representing an effective income tax rate of 30.7%. The effective tax rate differed from the statutory rate for the three months ended March 31, 2012, as a result of favorable fluctuations in permanent differences between book and taxable income projected for the year such as the domestic production activities deduction and research and development credits resulting in a lower effective tax rate. For the three months ended March 31, 2011, the provision for income taxes was $415,000, representing an effective income tax rate of 47.9%. The effective tax rate differed from the statutory rate for the three months ended March 31, 2011, as it was impacted by our forecasted pre-tax results for the year resulting in a higher annual effective tax rate for the year-to-date tax provision.

In evaluating whether a valuation allowance is required, we consider all available positive and negative evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the reversal of deferred income tax liabilities. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. At March 31, 2012, we had net deferred tax assets of $4.7 million, excluding the deferred tax liability related to our trade names. In evaluating the likelihood that these deferred tax assets will be realized, we considered, among other factors, our pre-tax results in each of the past years, the reasons for any losses in those periods and the projected financial results for 2012 and 2013. As a result of this evaluation, we concluded that it was more likely than not that the deferred tax assets would be realized. If our business does not continue to be profitable in the near term as projected by management, we could be required to establish a non-cash valuation allowance against a portion or all of the deferred tax assets, which could adversely affect operating results and liquidity (as a result of potential non-compliance with certain financial covenants).

Liquidity and Capital Resources

Cash Flows

As of March 31, 2012, we had $63,000 in cash and cash equivalents compared to $3,000 in cash and cash equivalents as of December 31, 2011. As of March 31, 2012, we had no balance outstanding and $19.0 million available under our revolving credit facility. The significant components of our working capital are accounts receivable, inventories, deferred tax assets, net, accounts payable, trade allowances, sales returns reserve and revolving credit facility borrowings.

Operating Activities.  Cash provided by operating activities increased $4.2 million, or 204.0%, to $6.2 million for the three months ended March 31, 2012 from $2.0 million for the three months ended March 31, 2011. The net increase in cash provided by operating activities resulted primarily from favorable changes in net working capital, improved operating results and higher net non-cash activities.

Days sales outstanding (“DSO”), as calculated on a trailing 4-month basis, decreased 12.9 days to 41.6 days at March 31, 2012 from 54.5 days at March 31, 2011. The decrease in DSO resulted primarily from our increased collection efforts. We regularly reevaluate our customers’ ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. As of March 31, 2012, we had $21.5 million of accounts receivable, net of which $6.5 million had not been collected as of April 30, 2012.

Our inventory turnover rate was an annualized 1.8 times per year for the three months ended March 31, 2012, which is relatively consistent with our inventory turnover rate for the three months ended March 31, 2011 of an annualized 1.7 times per year.

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

We assess and reserve for salable, slow moving and obsolete inventory throughout the year based on our historical experience in conjunction with an analysis of our current slow moving and obsolete inventory levels, forecasted plans and sales trends and planned product discontinuances. Our assessment includes discussions with our retailer customers about products to include in future retail store shelf layouts and, if a product loses distribution across all retail partners, it will be deemed obsolete. Our retailer customers typically decide upon changes to shelf layouts annually and these decisions usually occur in the fourth quarter in anticipation of the new calendar year. As such, during the fourth quarter, the provision for obsolete and slow moving inventory is generally higher than other quarters during our fiscal year.

Based on the above process, our provision for slow moving and obsolete inventory was ($467,000) and $272,000 for the three months ended March 31, 2012 and 2011, respectively. The decrease in our provision for obsolete and slow moving inventory for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to higher liquidation sales and improved supply chain management.

Included in our inventory balance as of March 31, 2012 is excess and obsolete inventory with a net carrying amount of $6.0 million, which has been adjusted by reserves based on our assessment process noted above. Based on the factors identified above, we anticipate that we will be able to fully realize the value of our net inventory. However, our reserve for slow moving and obsolete inventory requires management to make assumptions and to apply judgment regarding forecasted consumer demand and sales trends. If estimates regarding consumer demand are inaccurate, we may need to increase our provision for slow moving and obsolete inventory which could adversely affect our operating results and liquidity.

Investing Activities.   Cash used in investing activities for the three months ended March 31, 2012 was $1.4 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our manufacturing and distribution equipment and information technology infrastructure. Cash used in investing activities for the three months ended March 31, 2011 was $1.6 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our information technology infrastructure.

Financing Activities.   Cash used in financing activities was $4.8 million for the three months ended March 31, 2012 compared to $566,000 for the three months ended March 31, 2011. The increase in cash used in financing activities was primarily due to higher net payments on our revolving credit facility and term loan from Wells Fargo, partially offset by proceeds from the exercise of stock options.

Future Liquidity and Capital Needs. Our net working capital increased $3.0 million, or 12.6%, to $26.8 million as of March 31, 2012 from $23.8 million as of December 31, 2011. We anticipate that requirements for working capital will increase during the fourth quarter of 2012, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $3.5 million for 2012 for several key projects, including $1.8 million in investments in retail permanent fixtures and $1.7 million of property and equipment expenditures. We incurred $686,000 for investments in retail permanent fixtures and $122,000 for capital expenditures for the three months ended March 31, 2012. We believe that our cash flows from operations and funds from our senior credit agreements will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

Credit Facilities

Senior Credit Agreement.  We are a party to a senior credit agreement (as amended, the “Credit Agreement”) with Wells Fargo, which replaced our previous asset-based revolving credit facility with Union Bank, N.A. and includes a $4.0 million term loan (the “Term Loan”) and a $25.0 million asset-based revolving credit facility. An amendment entered into in September 2011 (the “Third Amendment”), among other things, extended the maturity date of the Credit Agreement from November 6, 2012 to November 6, 2015, as more fully described below.

The maximum amount available for borrowing under the revolving credit facility of the Credit Agreement is equal to the lesser of $25.0 million and a borrowing base formula equal to: (i) 65% or such lesser percentage of eligible accounts receivable as Wells Fargo in its discretion as an asset-based lender may deem appropriate; plus (ii) the lesser of (1) $14.0 million and (2) the sum of specified percentages (or such lesser percentages as Wells Fargo in its discretion as an asset-based lender may deem appropriate) of each of the following items of eligible inventory (as defined in the Credit Agreement): (A) eligible inventory consisting of finished goods that are fully packaged, labeled and ready for shipping, not to exceed 65% of such eligible inventory, (B) eligible inventory consisting of semi-finished goods which are ready for packaging and shipping, not to exceed $4.0 million, (C) eligible inventory consisting of raw materials, not to exceed $1.5 million, (D) eligible inventory consisting of blank components, not to exceed $1.0 million and (E) eligible inventory consisting of returned items, not to exceed $750,000; plus (iii) the cash balance in a certain Canadian concentration account; less (iv) a working capital reserve of $1.0 million, as such amount may be adjusted by Wells Fargo from time to time, and a borrowing base reserve that Wells Fargo establishes from time to time in its discretion as a secured asset-based lender; less (v) indebtedness owed to Wells Fargo other than indebtedness outstanding under the revolving credit facility. Availability under the revolving credit facility is reduced by outstanding letters of credit.

Floating rate borrowings on the revolving credit facility under the Credit Agreement, as amended by the Third Amendment, accrue interest at a daily rate equal to the three-month LIBOR plus 2.75% and fixed rate borrowings on the revolving credit facility accrue interest at a fixed rate equal to the three-month LIBOR plus 2.75% on the date of borrowing. Interest on floating rate borrowings is payable monthly in arrears and interest on fixed rate borrowings is payable upon the expiration of the fixed rate term, subject to minimum monthly interest payments in the amount of $15,000 with a $250,000 annual minimum. Under the Credit Agreement, we are required to pay to Wells Fargo an unused credit line fee equal to 0.5% per annum and various other fees associated with cash management and other related services. We may at any time reduce the maximum amount available for borrowing or terminate the revolving credit facility prior to the scheduled maturity date by paying breakage fees, which have been amended so that if the maximum amount available for borrowing is reduced or terminated on or before November 6, 2012, the breakage fee would equal 1.0% of the maximum amount of the revolving credit facility or amount of the reduction in the credit facility, decreasing to 0.5% if the termination or reduction occurs after November 6, 2012.

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

We used the entire proceeds from the Term Loan in addition to monies from the existing revolving credit facility to repay in full all outstanding borrowings, interest, prepayment fees, and any other amounts due and owing under our senior subordinated note with Mill Road Capital, L.P. (“Mill Road”) on November 10, 2011. The Term Loan bears interest at a rate equal to the three-month LIBOR plus 3.5%. The Term Loan is payable in 48 monthly equal installments of $83,333, beginning on the first day of the first calendar month after the funds were disbursed. As of March 31, 2012 and December 31, 2011, there was $3.7 million and $3.9 million outstanding under the Term Loan, respectively, at interest rates of 4.00% and 4.13%, respectively. Scheduled maturities of the Term Loan as of March 31, 2012 were $750,000 for the remainder of 2012, $1.0 million for 2013, $1.0 million for 2014 and $917,000 for 2015.

On April 30, 2012, we entered into an amendment to the Credit Agreement (the “Fourth Amendment”) with Wells Fargo to establish financial covenants that will apply to periods after December 31, 2011, including our minimum book net worth covenant, minimum Adjusted EBITDA covenant, maximum leverage ratio and maximum capital expenditure covenant. The Fourth Amendment also requires us to negotiate with Wells Fargo and establish, no later than April 30, 2013, our financial covenants that will apply to periods not covered by this amendment.

As amended, the Credit Agreement requires that we maintain a monthly minimum book net worth in amounts per month ranging from $48.0 million to $50.0 million, as applicable.  The Credit Agreement defines “book net worth” as our stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350, Intangibles–Goodwill and Other (“ASC 350”).  The Credit Agreement also requires us to maintain a minimum Adjusted EBITDA each fiscal quarter for the twelve month period ended June 30, 2012, September 30, 2012, December 31, 2012 and March 31, 2013 of no less than $6.0 million, $5.5 million, $7.0 million and $7.0 million, respectively, and at least $1 for each two consecutive calendar quarter period, commencing with the quarter ending March 31, 2011. In addition, we are required to comply with a maximum leverage ratio, which is borrowed money of Physicians divided by Adjusted EBITDA, of not greater than 2.5 to 1.0 as of June 30, 2012 and 2.0 to 1.0 as of September 30, 2012, December 31, 2012 and March 31, 2013. The Credit Agreement defines “Adjusted EBITDA” as our consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to our inventory reserves for obsolete, excess, or slow moving inventory.

We are also required to comply with certain negative covenants, including limitations on our ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow us to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $5.5 million for the year ending December 31, 2012. As of March 31, 2012 and December 31, 2011, we were in compliance with the covenants contained in the Credit Agreement.

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

As of March 31, 2012, there was no balance outstanding under the revolving credit facility. As of December 31, 2011, there was $4.7 million outstanding under the revolving credit facility at an interest rate of 3.38%. As of March 31, 2012 and December 31, 2011, there were no outstanding letters of credit and $19.0 million and $10.5 million available under the revolving credit facility, respectively. Because the revolving credit facility contains a lock-box feature described above, whereby remittances made by customers to the lock-box repays the outstanding obligation under the revolving credit facility, in accordance with ASC 470-10-45, Debt–Other Presentation, we classified the above outstanding amount under the revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

Senior Subordinated Note.  Physicians and certain guarantor subsidiaries were party to a Senior Subordinated Note Purchase and Security Agreement (the “Note Agreement”) with Mill Road. Pursuant to the Note Agreement, on November 6, 2009, we issued a senior subordinated note to Mill Road in an aggregate principal amount equal to $8.0 million (the “Senior Subordinated Note”). On November 10, 2011, the Senior Subordinated Note was repaid using proceeds from the Term Loan and borrowings under our existing line of credit with Wells Fargo (as described above).

As required by the Note Agreement, on April 30, 2010, we entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of our common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of our common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of our common stock. As of March 31, 2012, no warrants have been exercised.

The issuance of the warrants and reduction in interest payments have been accounted for as a partial conversion of the required payments under the Note Purchase Agreement for equity interests under ASC 470-20, Debt–Debt With Conversion and Other Options (“ASC 470-20”). ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuer’s borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Interest expense related to the contractual coupon rate and amortization of debt discount was $293,000 and $33,000 for the three months ended March 31, 2011, respectively.

We incurred total costs of $2.4 million in connection with the Credit Agreement, the Senior Subordinated Note and the amendments thereto.

Off-Balance Sheet Transactions

As of March 31, 2012 and December 31, 2011, we had no off-balance sheet arrangements or obligations.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management’s beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q. Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Rule 13a-15 under the Exchange Act, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Senior Vice President of Finance (who performs the functions similar to those of a Chief Financial Officer within our organization), as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Senior Vice President of Finance, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Senior Vice President of Finance determined that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

There has been no change in internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to our condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors as disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1*	Amendment to Second Amended and Restated Employment Agreement, dated as of May 2, 2012, by and between the Registrant and Ingrid Jackel.
10.2*
Fourth Amendment to Credit and Security Agreement, dated as of April 30, 2012, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting though its Wells Fargo Business Credit operating division.

31.1*	Certification by Ingrid Jackel, Chief Executive Officer.
31.2*	Certification by Leslie H. Keegan, Senior Vice President of Finance.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Physicians Formula Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.

/s/ Ingrid Jackel
Date: May 3, 2012	By: Ingrid Jackel
Chief Executive Officer (principal executive officer)

/s/ Leslie H. Keegan
Date: May 3, 2012	By: Leslie H. Keegan
Senior Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number
Description
10.1	Amendment to Second Amended and Restated Employment Agreement, dated as of May 2, 2012, by and between the Registrant and Ingrid Jackel.
10.2
Fourth Amendment to Credit and Security Agreement, dated as of April 30, 2012, by and among Physicians Formula, Inc. and Wells Fargo Bank, National Association, acting though its Wells Fargo Business Credit operating division.

31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Leslie H. Keegan, Senior Vice President of Finance.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Physicians Formula Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.