Form 10-Q
period 2012-06-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2012-08-14
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 1, 2012, was 13,712,558.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,180	$3
Accounts receivable, net of allowance for doubtful accounts of $583 and $1,452 as of June 30, 2012 and December 31, 2011, respectively	18,985	25,758
Inventories	22,793	25,223
Prepaid expenses and other current assets	2,260	1,940
Income taxes receivable	313	437
Deferred tax assets, net	7,562	8,677
Total current assets	53,093	62,038

PROPERTY AND EQUIPMENT, NET	2,232	2,597
OTHER ASSETS, NET	5,363	5,357
INTANGIBLE ASSETS, NET	29,604	30,486
TOTAL ASSETS	$90,292	$100,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,351	$10,445
Accrued expenses	1,864	3,739
Trade allowances	8,595	7,457
Sales returns reserve	5,938	10,941
Income taxes payable	7	—
Line of credit borrowings	—	4,690
Current portion of long-term debt	1,000	1,000
Total current liabilities	23,755	38,272

DEFERRED TAX LIABILITIES, NET	8,155	8,155
LONG-TERM DEBT	2,417	2,917
OTHER LONG-TERM LIABILITIES	298	272
Total liabilities	34,625	49,616

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value—50,000,000 shares authorized, 13,712,558 and 13,620,900 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	137	136
Additional paid-in capital	63,235	62,811
Accumulated deficit	(7,705)	(12,085)
Total stockholders’ equity	55,667	50,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,292	$100,478

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
NET SALES	$26,131	$20,868	$52,336	$42,006
COST OF SALES	12,316	10,773	25,119	21,643
GROSS PROFIT	13,815	10,095	27,217	20,363
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,467	10,034	20,249	18,853
INCOME FROM OPERATIONS	3,348	61	6,968	1,510
INTEREST EXPENSE, NET	122	631	278	1,226
OTHER EXPENSE (INCOME)	11	(1)	(22)	(13)
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	3,215	(569)	6,712	297
PROVISION (BENEFIT) FOR INCOME TAXES	1,259	(241)	2,332	174
NET INCOME (LOSS)	$1,956	$(328)	$4,380	$123

NET INCOME (LOSS) PER COMMON SHARE:
Basic	$0.14	$(0.02)	$0.32	$0.01
Diluted	$0.13	$(0.02)	$0.29	$0.01

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,712,558	13,590,899	13,690,903	13,590,287
Diluted	14,917,635	13,590,899	14,859,179	14,891,863

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,380	$123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,361	2,428
Loss on disposal of other assets	91	71
Exchange rate (gain) loss	(28)	41
Deferred income taxes	1,115	(8)
Provision for bad debts	(36)	(64)
Amortization of debt discount and debt issuance costs	83	397
Stock-based compensation expense	206	345
Payment in kind interest	—	168
Changes in assets and liabilities:
Accounts receivable	6,837	6,881
Inventories	2,451	(539)
Prepaid expenses and other current assets	(320)	1,016
Accounts payable	(3,497)	(1,249)
Accrued expenses, trade allowances and sales returns reserve	(5,740)	(8,558)
Income taxes receivable/payable	131	(877)
Other long-term liabilities	2	4
Net cash provided by operating activities	8,036	179

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of ($32) and $284 non-cash capital expenditures for the six months ended June 30, 2012 and 2011, respectively	(238)	(741)
Other assets, net of $629 and $307 non-cash retail permanent fixture expenditures for the six months ended June 30, 2012 and 2011, respectively	(1,616)	(2,064)
Net cash used in investing activities	(1,854)	(2,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings on line of credit	(4,690)	2,611
Repayment of long-term debt	(500)	—
Debt issuance costs	(13)	(11)
Exercise of stock options	198	29
Net cash (used in) provided by financing activities	(5,005)	2,629

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,177	3
CASH AND CASH EQUIVALENTS—Beginning of period	3	110
CASH AND CASH EQUIVALENTS—End of period	$1,180	$113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$207	$663
Cash paid for income taxes, net	$1,082	$1,055

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

The accompanying condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of June 30, 2012, its results of operations for the three and six months ended June 30, 2012 and 2011 and its cash flows for the six months ended June 30, 2012 and 2011. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2012. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Customer A	30%	33%	32%	33%
Customer B	26%	19%	23%	21%
Customer C	9%	13%	9%	11%

Two customers individually accounted for 10% or more of gross accounts receivable and together accounted for 64% and 62% of gross accounts receivable at June 30, 2012 and December 31, 2011, respectively.

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
Accounting Standard Update. In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements and disclosures.

In July 2012, the FASB issued ASU No. 2012-02, Intangibles–Goodwill and Other (Topic 350)–Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”), which provides guidance on impairment testing of indefinite-lived intangible assets. ASU 2012-02 allows an entity to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If based on its qualitative assessment an entity concludes it is more than 50% likely that the fair value of an indefinite-lived intangible asset is less than its carrying amount, quantitative impairment testing is required. However, if an entity concludes otherwise, quantitative impairment testing is not required. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard.

2.  NET INCOME (LOSS) PER COMMON SHARE

Basic net income (loss) per common share is computed as net income (loss) divided by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur from the exercise of outstanding stock options and warrants and is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period plus the dilutive effect of outstanding stock options and warrants, if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options and warrants, calculated using the treasury stock method (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$1,956	$(328)	$4,380	$123
Denominator:
Weighted-average number of common shares—basic	13,713	13,591	13,691	13,590
Effect of dilutive stock options	603	—	569	689
Effect of dilutive warrants	602	—	599	613
Weighted-average number of common shares—diluted	14,918	13,591	14,859	14,892
Net income (loss) per common share:
Basic	$0.14	$(0.02)	$0.32	$0.01
Diluted	$0.13	$(0.02)	$0.29	$0.01

Stock options and warrants for the purchase of approximately 889,000 and 2,663,000 shares of common stock were excluded from the above calculation during the three months ended June 30, 2012 and 2011, respectively, as the effect of those options was anti-dilutive. Stock options and warrants for the purchase of approximately 889,000 and 541,000 shares of common stock were excluded from the above calculation during the six months ended June 30, 2012 and 2011, respectively, as the effect of those options was anti-dilutive.

3.  INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials and components	$11,781	$14,451
Finished goods	11,012	10,772
Total	$22,793	$25,223

4.  OTHER ASSETS

Other assets consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
Retail permanent fixtures, net of accumulated amortization of $5,070 and $4,226 as of June 30, 2012 and December 31, 2011, respectively	$4,121	$4,063
Capitalized debt issuance costs, net of accumulated amortization of $1,912 and $1,829 as of June 30, 2012 and December 31, 2011, respectively	555	635
Restricted investments	296	272
Deposits	378	378
Other	13	9
Total	$5,363	$5,357

During 2008, the Company implemented a key project of creating new permanent fixtures (“retail permanent fixtures”) for the display of the Company’s products which began being delivered to certain retail customer stores in 2009. The Company incurred costs for retail permanent fixtures of $307,000 and $403,000 for the three months ended June 30, 2012 and 2011, respectively. The Company incurred costs for retail permanent fixtures of $993,000 and $1.6 million for the six months ended June 30, 2012 and 2011, respectively. These retail permanent fixtures are being placed in service in connection with the retail customers’ resets of selling space and are recorded at cost. These costs are amortized over a period of three years. Amortization expense was $401,000 and $487,000 for the three months ended June 30, 2012 and 2011, respectively. Amortization expense was $844,000 and $938,000 for the six months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, amortization of retail permanent fixtures is expected to be approximately $769,000 for the remainder of 2012, $1.2 million for 2013, $650,000 for 2014 and $83,000 for 2015. As of June 30, 2012, approximately $1.4 million in costs of retail permanent fixtures had been incurred but not yet amortized as a result of these fixtures not having yet been placed into service.

The Company incurred costs of $2.4 million primarily during late 2009 associated with obtaining the Company’s senior revolving credit facility with Wells Fargo Bank, N.A. (“Wells Fargo”) and its senior subordinated loan from Mill Road Capital L.P. (“Mill Road”), and the subsequent amendments thereto (see Note 6, Financing Arrangements, for further details). In November 2011, the Company repaid its senior subordinated loan and wrote-off $412,000 of capitalized debt issuance costs. The remaining capitalized debt issuance costs related to the senior revolving credit facility with Wells Fargo are being amortized over the life of the related debt obligation as an additional component of interest expense and are expected to be fully amortized by November 6, 2015.

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which funds the non-qualified, unfunded deferred compensation plans. These investments, which are considered trading securities, are recorded at fair value. Unrealized gains (losses) related to these investments were $(11,000) for the three months ended June 30, 2012 and $22,000 and $12,000 for the six months ended June 30, 2012 and 2011, respectively. The unrealized loss for the three months ended June 30, 2011 was not significant.

5.  INTANGIBLE ASSETS

Definite-lived intangible assets consisted of the following (in thousands):

	June 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patents	$8,699	$(5,026)	$3,673	$8,699	$(4,736)	$3,963
Distributor relationships	23,701	(10,270)	13,431	23,701	(9,678)	14,023
Total	$32,400	$(15,296)	$17,104	$32,400	$(14,414)	$17,986

Amortization expense was $441,000 for each of the three months ended June 30, 2012 and 2011 and $882,000 for each of the six months ended June 30, 2012 and 2011. Amortization of definite-lived intangible assets will be approximately $883,000 for the remainder of 2012 and approximately $1.8 million in each of the next five years. Additionally, the Company did not identify any events or circumstances that would require an impairment analysis of its definite-lived intangible assets and other long-lived assets as of June 30, 2012.

Indefinite-lived intangible assets consist exclusively of trade names and had a carrying amount of $12.5 million as of June 30, 2012 and December 31, 2011. The Company evaluates indefinite-lived intangible assets for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable.

In order to test the trade names for impairment, the Company determines the fair value of the trade names and compares such amount to its carrying value. The Company determines the fair value of the trade names using a projected discounted cash flow analysis based on the relief-from-royalty approach. The principal factors used in the discounted cash flow analysis requiring judgment are the projected net sales, discount rate, royalty rate and terminal value assumptions. The royalty rate used in the analysis is based on transactions that have occurred in the Company’s industry. During the second quarter of 2012, the Company tested trade names for impairment and based on the analysis, no impairment charge was recorded as the fair value of the trade names exceeded their carrying value.

The Physicians Formula trade name has been used since 1937 and is a recognized brand within the cosmetics industry. It is management’s intent to leverage the Company’s trade names indefinitely into the future. The Company will continue to monitor operational performance measures and general economic conditions. A continuous downward trend could result in the Company recognizing an impairment charge of the Physicians Formula trade name in connection with a future impairment test.

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

The Company used the entire proceeds from the Term Loan in addition to monies from the existing revolving credit facility to repay in full all outstanding borrowings, interest, prepayment fees, and any other amounts due and owing under its senior subordinated note with Mill Road on November 10, 2011. The Term Loan bears interest at a rate equal to the three-month LIBOR plus 3.5%. The Term Loan is payable in 48 monthly equal installments of $83,333, beginning on the first day of the first calendar month after the funds were disbursed. As of June 30, 2012 and December 31, 2011, there was $3.4 million and $3.9 million outstanding under the Term Loan, respectively, at interest rates of 4.00% and 4.13%, respectively. Scheduled maturities of the Term Loan as of June 30, 2012 were $500,000 for the remainder of 2012, $1.0 million for 2013, $1.0 million for 2014 and $917,000 for 2015.

On April 30, 2012, Physicians entered into an amendment to the Credit Agreement (the “Fourth Amendment”) with Wells Fargo to establish financial covenants that will apply to periods after December 31, 2011, including the Company’s minimum book net worth covenant, minimum Adjusted EBITDA covenant, maximum leverage ratio and maximum capital expenditure covenant. The Fourth Amendment also requires the Company to negotiate with Wells Fargo and establish, no later than April 30, 2013, its financial covenants that will apply to periods not covered by this amendment.

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

The Company is also required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $5.5 million for the year ending December 31, 2012. As of June 30, 2012 and December 31, 2011, the Company was in compliance with the covenants contained in the Credit Agreement.

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

As of June 30, 2012, there was no balance outstanding under the revolving credit facility. As of December 31, 2011, there was $4.7 million outstanding under the revolving credit facility at an interest rate of 3.38%. As of June 30, 2012 and December 31, 2011, there were no outstanding letters of credit and $17.5 million and $10.5 million available under the revolving credit facility, respectively. Because the revolving credit facility contains a lock-box feature as described above, whereby remittances made by customers to the lock-box repays the outstanding obligation under the revolving credit facility, in accordance with ASC 470-10-45, Debt–Other Presentation, the Company classified the above outstanding amount under the revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

Senior Subordinated Note

Physicians, along with the Company and certain guarantor subsidiaries, was party to a Senior Subordinated Note Purchase and Security Agreement (the “Note Agreement”) with Mill Road. Pursuant to the Note Agreement, on November 6, 2009, Physicians issued a senior subordinated note to Mill Road in an aggregate principal amount equal to $8.0 million (the “Senior Subordinated Note”). On November 10, 2011, the Senior Subordinated Note was repaid using proceeds from the Term Loan and borrowings under the Company’s existing line of credit with Wells Fargo (as described above).

As required by the Note Agreement, on April 30, 2010, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of the Company’s common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of the Company’s common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company’s common stock. As of June 30, 2012, no warrants have been exercised.

The issuance of the warrants and reduction in interest payments have been accounted for as a partial conversion of the required payments under the Note Agreement for equity interests under ASC 470-20, Debt–Debt With Conversion and Other Options (“ASC 470-20”). ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuer’s borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Interest expense related to the contractual coupon rate and amortization of debt discount was $297,000 and $38,000 for the three months ended June 30, 2011, respectively. Interest expense related to the contractual coupon rate and amortization of debt discount was $590,000 and $71,000 for the six months ended June 30, 2011, respectively.

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

The shallow soils and groundwater below the Company’s City of Industry, California facilities were contaminated by the former operator of the property. The former operator performed onsite cleanup, and the Company anticipates that it will receive written confirmation from the State of California that no further onsite cleanup is necessary. Such confirmation would not rule out potential liability for regional groundwater contamination or alleged potable water supply contamination discussed below. If further onsite cleanup is required, the Company believes the cost, which the Company is not able to estimate, would be indemnified, without contest or material limitation, by companies that have fulfilled similar indemnity obligations to the Company in the past, and which the Company believes remain financially able to supply such indemnification.

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

8.  EQUITY AND STOCK OPTION PLANS

On April 30, 2010, in connection with the Note Agreement, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of the Company’s common stock at an exercise price of $0.25 per share. As of June 30, 2012, none of these warrants have been exercised. See Note 6, Financing Arrangements, for a detailed discussion.

2006 Equity Incentive Plan

In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of June 30, 2012, a total of 610,513 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determined that no additional shares will be added to the 2006 Plan in 2012.

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

Options are granted with exercise prices not less than the fair value at the date of grant, as determined by the Board of Directors, which subsequent to the Company’s initial public offering is the closing price on the grant date. There were no stock option grants during the three or six months ended June 30, 2012 and 2011.

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2012	2,220,708	$5.18		136,681	$0.10
Granted	—	—		—	—
Exercised	(91,658)	2.16	$88,000	—	—
Cancelled	(133,114)	2.48		—	—
Forfeited	(52,604)	10.58		—	—
Options outstanding—June 30, 2012	1,943,332	$5.36	$(3,698,000)	136,681	$0.10	$459,000
Vested and expected to vest—June 30, 2012	1,943,332	$5.36	$(3,698,000)	136,681	$0.10	$459,000

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2012	1,438,725	$9,119,000				136,681	$14,000
Vested	133,653	418,000				—	—
Exercised	(91,658)	(198,000)				—	—
Forfeited	(52,604)	(556,000)				—	—
June 30, 2012	1,428,116	$8,783,000	$6.15	5.1	$(3,841,000)	136,681	$14,000	$0.10	1.3	$459,000

As of June 30, 2012, the options outstanding under the 2006 Plan and 2003 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 5.6 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

	Number of Options	Weighted- Average Grant Date Fair Value
January 1, 2012	781,983	$1.81
Vested	(133,653)	1.78
Cancelled	(133,114)	1.28
June 30, 2012	515,216	1.95

The total fair value of options that vested during the six months ended June 30, 2012 and 2011 was $238,000 and $413,000, respectively.

As of June 30, 2012, total unrecognized estimated compensation cost related to non-vested stock options was approximately $1.0 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years. The Company recorded approximately $198,000 of cash received from the exercise of 91,658 stock options during the six months ended June 30, 2012. The Company recorded approximately $29,000 of cash received from the exercise of 16,007 stock options during the six months ended June 30, 2011.

The Company recognized $232,000 and $379,000 of pre-tax, non-cash share-based compensation expense for the six months ended June 30, 2012 and 2011, respectively.  Non-cash share-based compensation cost of $26,000 was a component of cost of sales and $206,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2012. Non-cash share-based compensation cost of $34,000 was a component of cost of sales and $345,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2011. The Company recognized a related tax benefit of $95,000 and $156,000 for the six months ended June 30, 2012 and 2011, respectively.  The Company capitalized non-cash share-based compensation expense of $20,000 and $23,000 in inventory for the six months ended June 30, 2012 and 2011, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits, if any, are classified as financing cash flows. During the six months ended June 30, 2012 and 2011, there were no significant excess tax benefits.

9.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. Substantially all of the Company’s assets are located in the United States and Canada. As of June 30, 2012, the Company had total assets of $2.3 million located in Canada, or 2.5% of the Company’s total assets, including approximately $1.2 million of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. As of December 31, 2011, the Company had total assets of $1.7 million located in Canada, or 1.7% of the Company’s total assets, including approximately $882,000 of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
United States	$22,775	$18,137	$46,049	$36,758
Canada	2,696	2,589	5,501	4,963
Other foreign countries	660	142	786	285
	$26,131	$20,868	$52,336	$42,006

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

Overview of U.S. Market Share Data

Based on retail sales data provided by ACNielsen, our approximate dollar share of the masstige cosmetics market, as defined below, was 6.3% for the 52 weeks ended July 7, 2012 compared to 6.2% for the same period in the prior year. The overall dollar sales for the masstige cosmetics market increased 6% during this period.

The Company defines the masstige cosmetics market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oreal, Neutrogena, Revlon, Olay, OPI, Borghese, Iman, Essie and Orly. ACNielsen is an independent research entity. In addition, ACNielsen’s data is based on sampling methodology, and extrapolation from those samples, which means that estimates based on that data may not be precise. Our estimates have been based on information obtained from our customers, trade and business organizations and other contacts in the market in which we operate, as well as management’s knowledge and experience in the market in which we operate.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure as of the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, returns, trade allowances, inventories, goodwill and other intangible assets, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the condensed consolidated financial statements. We believe that the estimates and assumptions that are among those most important to an understanding of our condensed consolidated financial statements are contained in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	47.1	51.6	48.0	51.5
Gross profit	52.9	48.4	52.0	48.5
Selling, general and administrative expenses	40.1	48.1	38.7	44.9
Income from operations	12.8	0.3	13.3	3.6
Interest expense, net	0.5	3.0	0.5	2.9
Other expense (income)	—	—	—	—
Income (loss) before provision (benefit) for income taxes	12.3	(2.7)	12.8	0.7
Provision (benefit) for income taxes	4.8	(1.2)	4.5	0.4
Net income (loss)	7.5%	(1.5)%	8.3%	0.3%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net Sales. Net sales includes revenue recognized from product sales, less estimates for returns and trade allowances. Net sales increased $5.3 million, or 25.2%, to $26.1 million for the three months ended June 30, 2012 from $20.9 million for the three months ended June 30, 2011. These results were driven by an increase in gross sales of $6.7 million and a decrease in our returns provision of $487,000, which was partially offset by an increase in trade spending of $2.0 million. The increase in gross sales was due to higher sales of color cosmetics and the new and expanded distribution of the skin care line.

Our provision for trade allowances with retailers increased $2.0 million, or 23.0%, to $10.5 million for the three months ended June 30, 2012 from $8.5 million for the three months ended June 30, 2011. The increase was primarily due to a $2.1 million increase in retail marketing, which resulted from our efforts to increase brand awareness and trial of our 2012 new products. Also contributing to the increase was a $547,000 increase in markdowns, a $143,000 increase in cash discounts and miscellaneous allowances and a $14,000 increase in cooperative advertising, partially offset by an $888,000 decrease in coupon expense.

Our provision for returns decreased $487,000, or 27.5%, to $1.3 million for the three months ended June 30, 2012 from $1.8 million for the three months ended June 30, 2011, primarily due to lower expected returns from retailers. Provision for returns as a percentage of net sales was 4.9% for the three months ended June 30, 2012 compared to 8.6% for the three months ended June 30, 2011.

During the three months ended June 30, 2012, our results included net sales of $3.4 million to our international customers compared to $2.7 million for the three months ended June 30, 2011. The increase in sales to international customers resulted primarily from our Australian and Canadian businesses.

Cost of Sales. Cost of sales increased $1.5 million, or 14.3%, to $12.3 million for the three months ended June 30, 2012 from $10.8 million for the three months ended June 30, 2011. The increase in cost of sales resulted primarily from higher gross sales.

Cost of sales as a percentage of net sales improved to 47.1% for the three months ended June 30, 2012 compared to 51.6% for the three months ended June 30, 2011. The decrease in cost of sales as a percentage of net sales was due primarily to favorable product mix, reductions in manufacturing costs, lower air freight and increased product recoveries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $433,000, or 4.3%, to $10.5 million for the three months ended June 30, 2012 from $10.0 million for the three months ended June 30, 2011. The increase was primarily due to a $248,000 increase in sales force and sales administrative expenses, a $172,000 increase in distribution costs, a $111,000 increase in freight and warehouse costs and a $29,000 increase in corporate administrative costs, which were partially offset by a $127,000 decrease in marketing spend.

Interest Expense, Net. Interest expense, net, decreased $509,000, or 80.7%, to $122,000 for the three months ended June 30, 2012 from $631,000 for the three months ended June 30, 2011. The decrease was primarily due to the repayment of our senior subordinated note in November 2011 and a decrease in the average borrowings outstanding under our credit facility.

Other Expense (Income). Other expense was $11,000 for the three months ended June 30, 2012 compared to other income of $1,000 for the three months ended June 30, 2011, which consisted of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

Provision (Benefit) for Income Taxes. The provision for income taxes represents federal, state and local income taxes. For the three months ended June 30, 2012, the provision for income taxes was $1.3 million, representing an effective income tax rate of 39.2%. The effective tax rate differed from the statutory rate for the three months ended June 30, 2012, as a result of favorable fluctuations in permanent differences between book and taxable income projected for the year such as the domestic production activities deduction and research and development credits resulting in a lower effective tax rate. For the three months ended June 30, 2011, the benefit for income taxes was $241,000, representing an effective income tax rate of 42.4%. The effective tax rate differed from the statutory rate for the three months ended June 30, 2011, as it was impacted by our forecasted pre-tax results for the year resulting in a higher effective tax rate for the quarter-to-date tax provision as well as fluctuations in permanent differences between book and taxable income such as the domestic production activities deduction, charitable contributions and research and development credits.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net Sales. Net sales includes revenue recognized from product sales, less estimates for returns and trade allowances. Net sales increased $10.3 million, or 24.6%, to $52.3 million for the six months ended June 30, 2012 from $42.0 million for the six months ended June 30, 2011. These results were driven by an increase in gross sales of $12.4 million and a decrease in our returns provision of $292,000, which was partially offset by an increase in trade spending of $2.4 million. The increase in gross sales was due to higher sales of color cosmetics and the new and expanded distribution of the skin care line.

Our provision for trade allowances with retailers increased $2.4 million, or 12.1%, to $22.2 million for the six months ended June 30, 2012 from $19.8 million for the six months ended June 30, 2011. The increase was primarily due to a $1.7 million increase in retail marketing and a $1.0 million increase in cooperative advertising, which resulted from our efforts to increase brand awareness and trial of our 2012 new products. Also contributing to the increase was a $328,000 increase in cash discounts and miscellaneous allowances and a $27,000 increase in markdowns, partially offset by a $659,000 decrease in coupon expense.

Our provision for returns decreased $292,000, or 6.0%, to $4.6 million for the six months ended June 30, 2012 from $4.9 million for the six months ended June 30, 2011, primarily due to lower expected returns from retailers. Provision for returns as a percentage of net sales was 8.7% for the six months ended June 30, 2012 compared to 11.6% for the six months ended June 30, 2011.

During the six months ended June 30, 2012, our results included net sales of $6.3 million to our international customers compared to $5.2 million for the six months ended June 30, 2011. The increase in sales to international customers resulted primarily from our Australian and Canadian businesses.

Cost of Sales. Cost of sales increased $3.5 million, or 16.1%, to $25.1 million for the six months ended June 30, 2012 from $21.6 million for the six months ended June 30, 2011. The increase in cost of sales resulted primarily from higher gross sales.

Cost of sales as a percentage of net sales improved to 48.0% for the six months ended June 30, 2012 compared to 51.5% for the six months ended June 30, 2011. The decrease in cost of sales as a percentage of net sales was due primarily to favorable product mix, reductions in manufacturing costs, lower air freight and increased product recoveries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.4 million, or 7.4%, to $20.2 million for the six months ended June 30, 2012 from $18.9 million for the six months ended June 30, 2011. The increase was primarily due to a $452,000 increase in corporate administrative costs, a $412,000 increase in freight and warehouse costs, a $342,000 increase in distribution costs and a $329,000 increase in sales force and sales administrative expenses, which were partially offset by a $139,000 decrease in stock-based compensation expense.

Interest Expense, Net. Interest expense, net, decreased $948,000, or 77.3%, to $278,000 for the six months ended June 30, 2012 from

$1.2 million for the six months ended June 30, 2011. The decrease was primarily due to the repayment of our senior subordinated note in November 2011 and a decrease in the average borrowings outstanding under our credit facility.

Other Income. Other income was $22,000 and $13,000 for the six months ended June 30, 2012 and 2011, respectively, which consisted of unrealized gains related to investments held as part of our non-qualified deferred compensation plan.

Provision for Income Taxes. The provision for income taxes represents federal, state and local income taxes. For the six months ended June 30, 2012, the provision for income taxes was $2.3 million, representing an effective income tax rate of 34.7%. The effective tax rate differed from the statutory rate for the six months ended June 30, 2012, as a result of favorable fluctuations in permanent differences between book and taxable income projected for the year such as the domestic production activities deduction and research and development credits resulting in a lower effective tax rate. For the six months ended June 30, 2011, the provision for income taxes was $174,000, representing an effective income tax rate of 58.6%. The effective tax rate differed from the statutory rate for the six months ended June 30, 2011, as it was impacted by our forecasted pre-tax results for the year resulting in a higher annual effective tax rate for the year-to-date tax provision as well as fluctuations in permanent differences between book and taxable income such as the domestic production activities deduction, charitable contributions and research and development credits.

In evaluating whether a valuation allowance is required, we consider all available evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the reversal of deferred income tax liabilities. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. At June 30, 2012, we had net deferred tax assets of $4.0 million, excluding the deferred tax liability related to our trade names. In evaluating the likelihood that these deferred tax assets will be realized, we considered, among other factors, our pre-tax results in each of the past years, the reasons for any losses in those periods and the projected financial results for 2012 and 2013. As a result of this evaluation, we concluded that it was more likely than not that the deferred tax assets would be realized. If our business does not continue to be profitable in the near term as projected by management, we could be required to establish a non-cash valuation allowance against a portion or all of the deferred tax assets, which could adversely affect operating results and liquidity (as a result of potential non-compliance with certain financial covenants).

Liquidity and Capital Resources

Cash Flows

As of June 30, 2012, we had $1.2 million in cash and cash equivalents compared to $3,000 in cash and cash equivalents as of December 31, 2011. As of June 30, 2012, we had no balance outstanding and $17.5 million available for borrowing under our revolving credit facility. The significant components of our working capital are accounts receivable, inventories, deferred tax assets, net, accounts payable, trade allowances, sales returns reserve and revolving credit facility borrowings.

Operating Activities.  Cash provided by operating activities increased $7.9 million, or 4,389.4%, to $8.0 million for the six months ended June 30, 2012 from $179,000 for the six months ended June 30, 2011. The net increase in cash provided by operating activities resulted primarily from favorable changes in net working capital, improved operating results and higher net non-cash activities.

Days sales outstanding (“DSO”), as calculated on a trailing 4-month basis, increased 0.4 days to 44.5 days at June 30, 2012 from 44.1 days at June 30, 2011. We regularly reevaluate our customers’ ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. As of June 30, 2012, we had $19.0 million of accounts receivable, net of which $7.0 million had not been collected as of July 31, 2012.

Our inventory turnover rate was an annualized 1.9 times per year for the six months ended June 30, 2012, which is relatively consistent with our inventory turnover rate for the six months ended June 30, 2011 of an annualized 1.8 times per year.

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

Based on the above process, our provision for slow moving and obsolete inventory was a benefit of $505,000 and an expense of $218,000 for the six months ended June 30, 2012 and 2011, respectively. The decrease in our provision for obsolete and slow moving inventory for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to higher liquidation sales and improved supply chain management.

Included in our inventory balance as of June 30, 2012 is excess and obsolete inventory with a net carrying amount of $5.3 million, which has been adjusted by reserves based on our assessment process noted above. Based on the factors identified above, we anticipate that we will be able to fully realize the value of our net inventory. However, our reserve for slow moving and obsolete inventory requires management to make assumptions and to apply judgment regarding forecasted consumer demand and sales trends. If estimates regarding consumer demand are inaccurate, we may need to increase our provision for slow moving and obsolete inventory which could adversely affect our operating results and liquidity.

Investing Activities.   Cash used in investing activities for the six months ended June 30, 2012 was $1.9 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our manufacturing and distribution equipment and information technology infrastructure. Cash used in investing activities for the six months ended June 30, 2011 was $2.8 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our information technology infrastructure.

Financing Activities.   Cash used in financing activities was $5.0 million for the six months ended June 30, 2012 compared to cash provided by financing activities of $2.6 million for the six months ended June 30, 2011. The increase in cash used in financing activities was primarily due to higher net payments on our revolving credit facility and term loan from Wells Fargo, partially offset by proceeds from the exercise of stock options.

Future Liquidity and Capital Needs. Our net working capital increased $5.6 million, or 23.4%, to $29.3 million as of June 30, 2012 from $23.8 million as of December 31, 2011. We anticipate that requirements for working capital will increase during the fourth quarter of 2012, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $3.7 million for 2012 for several key projects, including $1.8 million in investments in retail permanent fixtures and $1.9 million of property and equipment expenditures. We incurred $993,000 for investments in retail permanent fixtures and $270,000 for property and equipment expenditures for the six months ended June 30, 2012. We believe that our cash flows from operations and funds from our senior credit agreements will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

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

We used the entire proceeds from the Term Loan in addition to monies from the existing revolving credit facility to repay in full all outstanding borrowings, interest, prepayment fees, and any other amounts due and owing under our senior subordinated note with Mill Road Capital, L.P. (“Mill Road”) on November 10, 2011. The Term Loan bears interest at a rate equal to the three-month LIBOR plus 3.5%. The Term Loan is payable in 48 monthly equal installments of $83,333, beginning on the first day of the first calendar month after the funds were disbursed. As of June 30, 2012 and December 31, 2011, there was $3.4 million and $3.9 million outstanding under the Term Loan, respectively, at interest rates of 4.00% and 4.13%, respectively. Scheduled maturities of the Term Loan as of June 30, 2012 were $500,000 for the remainder of 2012, $1.0 million for 2013, $1.0 million for 2014 and $917,000 for 2015.

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

We are also required to comply with certain negative covenants, including limitations on our ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow us to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $5.5 million for the year ending December 31, 2012. As of June 30, 2012 and December 31, 2011, we were in compliance with the covenants contained in the Credit Agreement.

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

As of June 30, 2012, there was no balance outstanding under the revolving credit facility. As of December 31, 2011, there was $4.7 million outstanding under the revolving credit facility at an interest rate of 3.38%. As of June 30, 2012 and December 31, 2011, there were no outstanding letters of credit and $17.5 million and $10.5 million available under the revolving credit facility, respectively. Because the revolving credit facility contains a lock-box feature described above, whereby remittances made by customers to the lock-box repays the outstanding obligation under the revolving credit facility, in accordance with ASC 470-10-45, Debt–Other Presentation, we classified the above outstanding amount under the revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

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

As required by the Note Agreement, on April 30, 2010, we entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of our common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of our common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of our common stock. As of June 30, 2012, no warrants have been exercised.

The issuance of the warrants and reduction in interest payments have been accounted for as a partial conversion of the required payments under the Note Agreement for equity interests under ASC 470-20, Debt–Debt With Conversion and Other Options (“ASC 470-20”). ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuer’s borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Interest expense related to the contractual coupon rate and amortization of debt discount was $297,000 and $38,000 for the three months ended June 30, 2011, respectively. Interest expense related to the contractual coupon rate and amortization of debt discount was $590,000 and $71,000 for the six months ended June 30, 2011, respectively.

We incurred total costs of $2.4 million in connection with the Credit Agreement, the Senior Subordinated Note and the amendments thereto.

Off-Balance Sheet Transactions

As of June 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements or obligations.

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
101*
The following materials from Physicians Formula Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.

/s/ Ingrid Jackel
Date: August 14, 2012	By: Ingrid Jackel
Chief Executive Officer (principal executive officer)

/s/ Leslie H. Keegan
Date: August 14, 2012	By: Leslie H. Keegan
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
101
The following materials from Physicians Formula Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.