Form 10-Q
period 2012-09-30
PHYSICIANS FORMULA HOLDINGS, INC.
filed 2012-11-15
CIK 1269871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 9, 2012, was 13,727,571.

PART I.

FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,365	$3
Accounts receivable, net of allowance for doubtful accounts of $570 and $1,452 as of September 30, 2012 and December 31, 2011, respectively	18,513	25,758
Inventories	25,023	25,223
Prepaid expenses and other current assets	1,716	1,940
Income taxes receivable	298	437
Deferred tax assets, net	8,172	8,677
Total current assets	59,087	62,038

PROPERTY AND EQUIPMENT, NET	2,167	2,597
OTHER ASSETS, NET	4,888	5,357
INTANGIBLE ASSETS, NET	29,162	30,486
TOTAL ASSETS	$95,304	$100,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,481	$10,445
Accrued expenses	2,035	3,739
Trade allowances	9,254	7,457
Sales returns reserve	6,908	10,941
Income taxes payable	558	—
Line of credit borrowings	—	4,690
Current portion of long-term debt	1,000	1,000
Total current liabilities	30,236	38,272

DEFERRED TAX LIABILITIES, NET	8,155	8,155
LONG-TERM DEBT	2,167	2,917
OTHER LONG-TERM LIABILITIES	310	272
Total liabilities	40,868	49,616

COMMITMENTS AND CONTINGENCIES (NOTE 7)

STOCKHOLDERS’ EQUITY:
Series A preferred stock, $0.01 par value—10,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.01 par value—50,000,000 shares authorized, 13,714,447 and 13,620,900 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	137	136
Additional paid-in capital	63,346	62,811
Accumulated deficit	(9,047)	(12,085)
Total stockholders’ equity	54,436	50,862
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,304	$100,478

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
NET SALES	$19,112	$15,870	$71,448	$57,876
COST OF SALES	9,504	7,988	34,623	29,631
GROSS PROFIT	9,608	7,882	36,825	28,245
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	10,273	8,297	30,522	27,150
(LOSS) INCOME FROM OPERATIONS	(665)	(415)	6,303	1,095
INTEREST EXPENSE, NET	117	606	395	1,832
OTHER (INCOME) EXPENSE	(11)	43	(33)	30
(LOSS) INCOME BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	(771)	(1,064)	5,941	(767)
PROVISION (BENEFIT) FOR INCOME TAXES	571	(527)	2,903	(353)
NET (LOSS) INCOME	$(1,342)	$(537)	$3,038	$(414)

NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.10)	$(0.04)	$0.22	$(0.03)
Diluted	$(0.10)	$(0.04)	$0.20	$(0.03)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING:
Basic	13,713,358	13,605,675	13,698,442	13,595,473
Diluted	13,713,358	13,605,675	14,975,831	13,595,473

See notes to condensed consolidated financial statements.

PHYSICIANS FORMULA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,038	$(414)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,486	3,712
Loss on disposal of other assets	167	90
Exchange rate (gain) loss	(49)	120
Deferred income taxes	505	—
Provision for bad debts	(48)	(86)
Amortization of debt discount and debt issuance costs	125	599
Stock-based compensation expense	304	550
Payment in kind interest	—	254
Changes in assets and liabilities:
Accounts receivable	7,342	8,595
Inventories	229	(977)
Prepaid expenses and other current assets	224	1,095
Accounts payable	456	(2,121)
Accrued expenses, trade allowances and sales returns reserve	(3,940)	(5,153)
Income taxes receivable/payable	697	(1,714)
Other long-term liabilities	2	176
Net cash provided by operating activities	12,538	4,726

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net of ($228) and $168 non-cash capital expenditures for the nine months ended September 30, 2012 and 2011, respectively	(260)	(860)
Other assets, net of $648 and $513 non-cash retail permanent fixture expenditures for the nine months ended September 30, 2012 and 2011, respectively	(1,666)	(2,407)
Net cash used in investing activities	(1,926)	(3,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments on line of credit	(4,690)	(1,200)
Repayment of long-term debt	(750)	—
Debt issuance costs	(13)	(16)
Exercise of stock options	203	29
Net cash used in financing activities	(5,250)	(1,187)

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,362	272
CASH AND CASH EQUIVALENTS—Beginning of period	3	110
CASH AND CASH EQUIVALENTS—End of period	$5,365	$382

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$287	$978
Cash paid for income taxes, net	$1,642	$1,185

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

The accompanying condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011 are unaudited. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation S-X. In the opinion of the Company’s management, the unaudited condensed consolidated interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position as of September 30, 2012, its results of operations for the three and nine months ended September 30, 2012 and 2011 and its cash flows for the nine months ended September 30, 2012 and 2011. The results for the interim periods are not necessarily indicative of the results to be expected for any future period or for the fiscal year ending December 31, 2012. The condensed consolidated balance sheet as of December 31, 2011 has been derived from the audited consolidated balance sheet as of that date.

These condensed consolidated interim financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2011.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Customer A	33%	40%	32%	35%
Customer B	22%	13%	22%	19%
Customer C	9%	11%	9%	11%

Two customers individually accounted for 10% or more of gross accounts receivable and together accounted for 58% and 62% of gross accounts receivable at September 30, 2012 and December 31, 2011, respectively.

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
Accounting Standards Update. In May 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”). This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS. ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements and disclosures.

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

2.  NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed as net (loss) income divided by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share reflects the potential dilution that could occur from the exercise of outstanding stock options and warrants and is computed by dividing net (loss) income by the weighted-average number of common shares outstanding for the period plus the dilutive effect of outstanding stock options and warrants, if any, calculated using the treasury stock method. The following table summarizes the potential dilutive effect of outstanding stock options and warrants, calculated using the treasury stock method (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$(1,342)	$(537)	$3,038	$(414)
Denominator:
Weighted-average number of common shares—basic	13,713	13,606	13,698	13,595
Effect of dilutive stock options	—	—	674	—
Effect of dilutive warrants	—	—	604	—
Weighted-average number of common shares—diluted	13,713	13,606	14,976	13,595
Net (loss) income per common share:
Basic	$(0.10)	$(0.04)	$0.22	$(0.03)
Diluted	$(0.10)	$(0.04)	$0.20	$(0.03)

Stock options and warrants for the purchase of approximately 830,000 and 3,007,000 shares of common stock were excluded from the above calculation during the three months ended September 30, 2012 and 2011, respectively, as the effect of those options was anti-dilutive. Stock options and warrants for the purchase of approximately 855,000 and 3,007,000 shares of common stock were excluded from the above calculation during the nine months ended September 30, 2012 and 2011, respectively, as the effect of those options was anti-dilutive.

3.  INVENTORIES

Inventories consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials and components	$13,019	$14,451
Finished goods	12,004	10,772
Total	$25,023	$25,223

4.  OTHER ASSETS

Other assets consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
Retail permanent fixtures, net of accumulated amortization of $5,471 and $4,226 as of September 30, 2012 and December 31, 2011, respectively	$3,678	$4,063
Capitalized debt issuance costs, net of accumulated amortization of $1,954 and $1,829 as of September 30, 2012 and December 31, 2011, respectively	513	635
Restricted investments	307	272
Deposits	381	378
Other	9	9
Total	$4,888	$5,357

During 2008, the Company implemented a key project of creating new permanent fixtures (“retail permanent fixtures”) for the display of the Company’s products which began being delivered to certain retail customer stores in 2009. The Company incurred costs for retail permanent fixtures of $34,000 and $86,000 for the three months ended September 30, 2012 and 2011, respectively. The Company incurred costs for retail permanent fixtures of $1.0 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively. These retail permanent fixtures are being placed in service in connection with the retail customers’ resets of selling space and are recorded at cost. These costs are amortized over a period of three years. Amortization expense was $401,000 and $499,000 for the three months ended September 30, 2012 and 2011, respectively. Amortization expense was $1.2 million and $1.4 million for the nine months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, amortization of retail permanent fixtures is expected to be approximately $394,000 for the remainder of 2012, $1.3 million for 2013, $719,000 for 2014 and $127,000 for 2015. As of September 30, 2012, approximately $1.2 million in costs of retail permanent fixtures had been incurred but not yet amortized as a result of these fixtures not having yet been placed into service.

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

Restricted investments represent a diversified portfolio of mutual funds held in a Rabbi Trust, which funds the non-qualified, unfunded deferred compensation plans. These investments, which are considered trading securities, are recorded at fair value. Unrealized gains (losses) related to these investments were $11,000 and $(44,000) for the three months ended September 30, 2012 and 2011, respectively. Unrealized gains (losses) related to these investments were $33,000 and $(33,000) for the nine months ended September 30, 2012 and 2011, respectively.

5.  INTANGIBLE ASSETS

Definite-lived intangible assets consisted of the following (in thousands):

	September 30, 2012			December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Patents	$8,699	$(5,172)	$3,527	$8,699	$(4,736)	$3,963
Distributor relationships	23,701	(10,566)	13,135	23,701	(9,678)	14,023
Total	$32,400	$(15,738)	$16,662	$32,400	$(14,414)	$17,986

Amortization expense was $442,000 for each of the three months ended September 30, 2012 and 2011 and $1.3 million for each of the nine months ended September 30, 2012 and 2011. Amortization of definite-lived intangible assets will be approximately 441,000 for the remainder of 2012 and approximately $1.8 million in each of the next five years. Additionally, the Company did not identify any events or circumstances that would require an impairment analysis of its definite-lived intangible assets and other long-lived assets as of September 30, 2012.

Indefinite-lived intangible assets consist exclusively of trade names and had a carrying amount of $12.5 million as of September 30, 2012 and December 31, 2011. The Company evaluates indefinite-lived intangible assets for impairment in the second quarter of each fiscal year or whenever events or circumstances occur that potentially indicate that the carrying amounts of these assets may not be recoverable.

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

The Company used the entire proceeds from the Term Loan in addition to monies from the existing revolving credit facility to repay in full all outstanding borrowings, interest, prepayment fees, and any other amounts due and owing under its senior subordinated note with Mill Road on November 10, 2011. The Term Loan bears interest at a rate equal to the three-month LIBOR plus 3.5%. The Term Loan is payable in 48 monthly equal installments of $83,333, beginning on the first day of the first calendar month after the funds were disbursed. As of September 30, 2012 and December 31, 2011, there was $3.2 million and $3.9 million outstanding under the Term Loan, respectively, at interest rates of 3.88% and 4.13%, respectively. Scheduled maturities of the Term Loan as of September 30, 2012 were $250,000 for the remainder of 2012, $1.0 million for 2013, $1.0 million for 2014 and $917,000 for 2015.

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

As amended, the Credit Agreement requires that the Company maintain a monthly minimum book net worth in amounts per month ranging from $48.0 million to $50.0 million, as applicable.  The Credit Agreement defines “book net worth” as the Company’s stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350, Intangibles–Goodwill and Other (“ASC 350”). The Credit Agreement also requires the Company to maintain a minimum Adjusted EBITDA each fiscal quarter for the twelve month period ended September 30, 2012, December 31, 2012 and March 31, 2013 of no less than $5.5 million, $7.0 million and $7.0 million, respectively, and at least $1 for each two consecutive calendar quarter period, commencing with the quarter ending March 31, 2011. In addition, the Company is required to comply with a maximum leverage ratio, which is borrowed money of Physicians divided by Adjusted EBITDA, of not greater than 2.0 to 1.0 as of September 30, 2012, December 31, 2012 and March 31, 2013. The Credit Agreement defines “Adjusted EBITDA” as the Company’s consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to the Company’s inventory reserves for obsolete, excess, or slow moving inventory.

The Company is also required to comply with certain negative covenants, including limitations on its ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow the Company to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $5.5 million for the year ending December 31, 2012. As of September 30, 2012 and December 31, 2011, the Company was in compliance with the covenants contained in the Credit Agreement.

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

As of September 30, 2012, there was no balance outstanding under the revolving credit facility. As of December 31, 2011, there was $4.7 million outstanding under the revolving credit facility at an interest rate of 3.38%. As of September 30, 2012 and December 31, 2011, there were no outstanding letters of credit and $14.6 million and $10.5 million available under the revolving credit facility, respectively. Because the revolving credit facility contains a lock-box feature as described above, whereby remittances made by customers to the lock-box repays the outstanding obligation under the revolving credit facility, in accordance with ASC 470-10-45, Debt–Other Presentation, the Company classified the above outstanding amount under the revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

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

As required by the Note Agreement, on April 30, 2010, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of the Company’s common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of the Company’s common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of the Company’s common stock. As of September 30, 2012, no warrants have been exercised.

The issuance of the warrants and reduction in interest payments have been accounted for as a partial conversion of the required payments under the Note Agreement for equity interests under ASC 470-20, Debt–Debt With Conversion and Other Options (“ASC 470-20”). ASC 470-20 requires the issuer of convertible debt instruments to separately account for the liability and equity components of the convertible debt instrument in a manner that reflects the issuer’s borrowing rate at the date of issuance for a similar debt instrument without the conversion feature.  ASC 470-20 requires bifurcation of a component of the convertible debt instrument, classification of that component in equity and the accretion of the resulting discount on the debt to be recognized as interest expense. The equity component of the Senior Subordinated Note was $940,000 at the time of issuance and was applied as debt discount and as additional paid-in capital. Interest expense related to the contractual coupon rate and amortization of debt discount was $237,000 and

$41,000 for the three months ended September 30, 2011, respectively. Interest expense related to the contractual coupon rate and amortization of debt discount was $890,000 and $112,000 for the nine months ended September 30, 2011, respectively.

The Company incurred total costs of $2.4 million in connection with the Credit Agreement, the Senior Subordinated Note and the amendments thereto.

7.  COMMITMENTS AND CONTINGENCIES

Litigation

To our knowledge, as of November 13, 2012, three stockholder class action lawsuits are pending asserting claims against the Company and the members of its board of directors in connection with the Merger. The Company believes that these lawsuits are without merit and intends to defend them vigorously.

Continuum Capital vs. Ingrid Jackel, et al., Case No. BC492325, was filed in Los Angeles County Superior Court for the State of California.  This lawsuit asserts generally that the members of the Company's board of directors breached their fiduciary duties to maximize stockholder value in the Merger, and as a result its stockholders will not receive adequate or fair value for their shares of common stock in the Merger. This lawsuit also asserts that the members of the Company's board of directors breached their fiduciary duties of disclosure by concealing material information in its filings with the SEC regarding the Merger.  This lawsuit further asserts that the Company and Markwins and MergerSub aided and abetted those breaches of duty.  The complaint seeks, among other relief, an order enjoining the consummation of the Merger, rescission of the Merger if it is consummated, other damages in an unspecified amount and an award of attorneys' fees and expenses of litigation.  On October 16, 2012, the Court entered an order staying the action until a case management conference set for January 18, 2013.

In re Physicians Formula Holdings, Inc. Shareholder Litigation, Consolidated Case No. 7794-VCL, was filed in the Court of Chancery of the State of Delaware.  This lawsuit, which is a consolidation of two lawsuits previously filed (Bushansky v. Physicians Formula Holdings, Inc., et al. and L2 Opportunity Fund v. Charles Hinkaty, et al.) asserts generally that the members of the Company's board of directors breached their fiduciary duties to maximize stockholder value in the Merger and the merger agreement it previously entered into with affiliates of Swander Pace Capital, and as a result the Company's stockholders will not receive adequate or fair value for their shares of common stock in the Merger.  This lawsuit also asserts that the members of the Company's board of directors breached their fiduciary duties of disclosure by concealing material information in its filings with the SEC regarding the Merger.  The complaint seeks, among other relief, an order enjoining the consummation of the Merger, rescission of the Merger if it is consummated, other damages in an unspecified amount and an award of attorneys' fees and expenses of litigation.  On October 19, 2012, the Court denied plaintiffs' motion for expedited discovery and a preliminary injunction.  On November 13, 2012, defendants filed their answer to the amended complaint, generally denying plaintiffs' allegations of wrongdoing and asserting various affirmative defenses.  Discovery is proceeding.  No trial date has been set.

Hutton v. Charles Hinkaty, et al., Case No. 3:12-CV-02533-LAB-DHB, was filed in the United States District Court for the Southern District of California.  This lawsuit asserts that the Company and members of the Company's board of directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties of disclosure by concealing material information in the Company's filings with the SEC regarding the Merger.  This lawsuit further asserts that the Company and Markwins and MergerSub aided and abetted those breaches of duty.  The time for defendants to answer or move against the complaint has not yet expired.  By operation of the Private Securities Litigation Reform Act of 1995, all discovery and other proceedings in the action are stayed pending a motion to dismiss.

The outcome of these cases (and any other litigation that may be filed related to the Merger) is uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to the Company, including any costs associated with the indemnification of its directors and officers.

The Company is also involved in various lawsuits in the ordinary course of business.  In management’s opinion, the ultimate resolution of these matters will not result in a material impact to the Company’s condensed consolidated interim financial statements.

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

The facilities are located within an area of regional groundwater contamination known as the Puente Valley “operable unit” (“PVOU”) of the San Gabriel Valley Superfund Site. The Company, along with many others, was named a potentially responsible party (“PRP”) for the regional contamination by the United States Environmental Protection Agency (“EPA”). The Company entered into a settlement with another PVOU PRP, pursuant to which, in return for a payment the Company's indemnitor made to the other PRP on behalf of Physicians, the other PRP indemnified the Company against most claims for PVOU contamination. A court approved and entered a consent decree among the other PRP, the Company and the EPA that resolves the Company's liability for the EPA-ordered Interim Remedy for the regional groundwater contamination without any payment by the Company to the EPA. The Company expects that if any Final Remedy or any further remediation requirement is ordered by EPA in the future, the Company's share of any such additional remediation costs also will be covered by these same indemnities given to the Company by other companies. Those companies may contest their indemnity obligation for these payments. The Company believes the companies are financially able to pay any such liabilities. Because the Company believes it is not probable that it will be held liable for any of these expenses, the Company has not recorded a liability for such potential claims.

The Company believes its liability for these contamination matters and related claims is substantially covered by third-party indemnities, has been resolved by prior agreements and settlements, and any costs or expenses associated therewith will be borne by prior operators of the facilities, their successors and their insurers. The Company is attempting to recoup approximately $778,000 in defense costs from one of these indemnitors. These costs have been expensed as paid by the Company and are not recorded in the accompanying condensed consolidated balance sheets.

8.  EQUITY AND STOCK OPTION PLANS

On April 30, 2010, in connection with the Note Agreement, the Company entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants were issued entitling Mill Road to purchase 650,000 shares of the Company’s common stock at an exercise price of $0.25 per share. As of September 30, 2012, none of these warrants have been exercised. See Note 6, Financing Arrangements, for a detailed discussion.

2006 Equity Incentive Plan

In connection with the Company’s initial public offering in November 2006, the Company adopted the Physicians Formula Holdings, Inc. 2006 Equity Incentive Plan (as amended, the “2006 Plan”). The 2006 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other performance awards to directors, officers and employees of the Company, as well as others performing services for the Company. The options generally have a 10-year life and vest in equal monthly installments over a four-year period. As of September 30, 2012, a total of 614,624 shares of the Company’s common stock were available for issuance under the 2006 Plan. This amount will automatically increase on the first day of each fiscal year ending in 2016 by the lesser of: (i) 2% of the shares of common stock outstanding on the last day of the immediately preceding fiscal year or (ii) such lesser number of shares as determined by the Compensation Committee of the Board of Directors. The Compensation Committee determined that no additional shares will be added to the 2006 Plan in 2012.

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

The Company utilized the Black-Scholes option valuation model to calculate the fair value of the options granted or modified during the nine months ended September 30, 2011 utilizing the following weighted-average assumptions: risk-free interest rate of 1.8%, volatility of 81.1%, dividend rate of 0.0% and a life of six years. The risk-free interest rate is based-upon the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the options. The expected volatility rate was based on the daily historical volatility of the Company's own stock. The dividend rate assumption is excluded from the calculation, as the Company intends to retain all earnings. The expected life of the Company’s stock options represents management’s best estimate based upon historical and expected trends in the Company’s stock option activity.

There were no stock option grants during the nine months ended September 30, 2012.

The 2006 Plan and 2003 Plan activity is summarized below:

	Time-Vesting Options			Performance-Vesting Options
	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value	Number of Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Options outstanding—January 1, 2012	2,220,708	$5.18		136,681	$0.10
Granted	—	—		—	—
Exercised	(93,547)	2.17	$91,000	—	—
Cancelled	(135,225)	2.50		—	—
Forfeited	(55,228)	10.46		—	—
Options outstanding—September 30, 2012	1,936,708	$5.36	$(956,000)	136,681	$0.10	$652,000
Vested and expected to vest—September 30, 2012	1,936,708	$5.36	$(956,000)	136,681	$0.10	$652,000

The vesting activity for the 2006 Plan and 2003 Plan is summarized below:

	Time-Vesting Options					Performance-Vesting Options
			Weighted-Average					Weighted-Average
	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value	Vested and Exercisable	Aggregate Exercise Price	Exercise Price	Remaining Contractual Life	Aggregate Intrinsic Value
January 1, 2012	1,438,725	$9,119,000				136,681	$14,000
Vested	197,591	601,000				—	—
Exercised	(93,547)	(203,000)				—	—
Forfeited	(55,228)	(578,000)				—	—
September 30, 2012	1,487,541	$8,939,000	$6.01	4.9	$(1,695,000)	136,681	$14,000	$0.10	1.1	$652,000

As of September 30, 2012, the options outstanding under the 2006 Plan and 2003 Plan had exercise prices between $0.10 and $20.75 and the weighted-average remaining contractual life for all options was 5.4 years.

A summary of the weighted-average grant date fair value of the non-vested stock option awards is presented in the table below:

	Number of Options	Weighted- Average Grant Date Fair Value
January 1, 2012	781,983	$1.81
Vested	(197,591)	1.74
Cancelled	(135,225)	1.30
September 30, 2012	449,167	1.99

The total fair value of options that vested during the nine months ended September 30, 2012 and 2011 was $344,000 and $623,000, respectively.

As of September 30, 2012, total unrecognized estimated compensation cost related to non-vested stock options was approximately $0.9 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years. The Company recorded approximately $203,000 of cash received from the exercise of 93,547 stock options during the nine months ended September 30, 2012. The Company recorded approximately $29,000 of cash received from the exercise of 16,007 stock options during the nine months ended September 30, 2011.

The Company recognized $339,000 and $596,000 of pre-tax, non-cash share-based compensation expense for the nine months ended September 30, 2012 and 2011, respectively.  Non-cash share-based compensation cost of $35,000 was a component of cost of sales and $304,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2012. Non-cash share-based compensation cost of $46,000 was a component of cost of sales and $550,000 was a component of selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2011. The Company recognized a related tax benefit of $138,000 and $244,000 for the nine months ended September 30, 2012 and 2011, respectively.  The Company capitalized non-cash share-based compensation expense of $29,000 and $38,000 in inventory for the nine months ended September 30, 2012 and 2011, respectively.

Excess tax benefits exist when the tax deduction resulting from the exercise of options exceeds the compensation cost recorded. The cash flows resulting from such excess tax benefits, if any, are classified as financing cash flows. During the nine months ended September 30, 2012 and 2011, there were no significant excess tax benefits.

9.  GEOGRAPHIC INFORMATION

Geographic revenue information is based on the location of the customer. Substantially all of the Company’s assets are located in the United States and Canada. As of September 30, 2012, the Company had total assets of $2.1 million located in Canada, or 2.2% of the Company’s total assets, including approximately $1.1 million of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. As of December 31, 2011, the Company had total assets of $1.7 million located in Canada, or 1.7% of the Company’s total assets, including approximately $882,000 of retail permanent fixtures, which are classified in other assets on the accompanying condensed consolidated balance sheets. Net sales to unaffiliated customers by geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
United States	$16,839	$13,862	$62,889	$50,609
Canada	1,909	1,821	7,404	6,797
Other foreign countries	364	187	1,155	470
	$19,112	$15,870	$71,448	$57,876

10.  MERGER AGREEMENT

On September 26, 2012, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Markwins International Corporation (“Markwins”) and Markwins Merger Sub, Inc. (“MergerSub”), a wholly owned subsidiary of Markwins. Pursuant to the Merger Agreement, Markwins agreed to acquire the Company in an all cash merger for $4.90 per share, representing approximately $74.9 million in equity value (the “Merger”).

Upon completion of the Merger, the Company will operate as a wholly owned subsidiary of Markwins and each share of the Company's common stock issued and outstanding immediately prior to the effective time of the Merger will be automatically converted into the right to receive $4.90 in cash, without interest, other than (i) shares that are owned by stockholders who are entitled to and who have properly perfected and not withdrawn a demand for, or lost their right to, appraisal rights under Delaware law and (ii) shares that the Company, Markwins or MergerSub own.

The Merger is conditioned upon, among other things, the approval of the Company's stockholders, and covenants regarding the operation of the Company's business prior to the closing of the Merger. The Merger Agreement contains certain termination rights for both the Company and Markwins or MergerSub, including if the Company receives an acquisition proposal that its board of directors determines in good faith constitutes a superior proposal. If the Company terminates the Merger Agreement because it receives such an acquisition proposal, the Company must pay Markwins a $1.5 million termination fee.

On September 26, 2012, prior to entering into the Markwins Merger Agreement, the Company terminated the agreement and plan of merger dated August 14, 2012, by and among the Company and affiliates of Swander Pace Capital in accordance with its terms. In connection with the termination of this merger agreement, the Company paid a termination fee of $1.3 million to affiliates of Swander Pace Capital. The termination fee is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the quarter ended September 30, 2012.

11. SUBSEQUENT EVENTS

The Company's stockholders adopted the Merger Agreement on November 8, 2012, and as a result, the closing of the Merger was to occur no later than November 14, 2012. Markwins subsequently informed the Company that although the equity and debt commitment letters Markwins received in connection with the signing of the Merger Agreement remain in full force and effect, notwithstanding the availability of the financing represented by such commitment letters, Markwins is pursuing alternative financing with more favorable terms and that Markwins intends to close the Merger no later than December 13, 2012.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K, as amended on form 10-K/A for, the year ended December 31, 2011.

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

On September 26, 2012, we entered into an agreement and plan of merger (the “Merger Agreement”) with Markwins International Corporation (“Markwins”) and Markwins Merger Sub, Inc. (“MergerSub”), a wholly owned subsidiary of Markwins. Pursuant to the Merger Agreement, Markwins agreed to acquire us in an all cash merger for $4.90 per share, representing approximately $74.9 million in equity value (the “Merger”). See Note 10, Merger Agreement, for a detailed discussion.

Our stockholders adopted the Merger Agreement on November 8, 2012, and as a result, the closing of the Merger was to occur no later than November 14, 2012. Markwins subsequently informed us that although the equity and debt commitment letters Markwins received in connection with the signing of the Merger Agreement remain in full force and effect, notwithstanding the availability of the financing represented by such commitment letters, Markwins is pursuing alternative financing with more favorable terms and that Markwins intends to close the Merger no later than December 13, 2012. See Item 1A. Risk Factors of Part II of this quarterly report on Form 10-Q.

Overview of U.S. Market Share Data

Based on retail sales data provided by ACNielsen, our approximate dollar share of the masstige cosmetics market, as defined below, was 6.2% for the 52 weeks ended September 29, 2012 compared to 6.2% for the same period in the prior year. The overall dollar sales for the masstige cosmetics market increased 7% during this period.

We define the masstige cosmetics market as products sold in the mass market channel under the following premium-priced brands: Physicians Formula, Almay, L’Oreal, Neutrogena, Revlon, Olay, OPI, Borghese, Iman, Essie and Orly. ACNielsen is an independent research entity. In addition, ACNielsen’s data is based on sampling methodology, and extrapolation from those samples, which means that estimates based on that data may not be precise. Our estimates have been based on information obtained from our customers, trade and business organizations and other contacts in the market in which we operate, as well as management’s knowledge and experience in the market in which we operate.

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

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S., which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure as of the date of our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, returns, trade allowances, inventories, goodwill and other intangible assets, share-based compensation and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis of our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results or changes in the estimates or other judgments of matters inherently uncertain that are included within these accounting policies could result in a significant change to the information presented in the condensed consolidated financial statements. We believe that the estimates and assumptions that are among those most important to an understanding of our condensed consolidated financial statements are contained in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2011. There have been no material changes to these policies as of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

Results of Operations

The table below sets forth certain operating data expressed as a percentage of net sales for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	49.7	50.3	48.5	51.2
Gross profit	50.3	49.7	51.5	48.8
Selling, general and administrative expenses	53.8	52.3	42.7	46.9
(Loss) income from operations	(3.5)	(2.6)	8.8	1.9
Interest expense, net	0.6	3.8	0.6	3.2
Other (income) expense	(0.1)	0.3	—	0.1
(Loss) income before provision (benefit) for income taxes	(4.0)	(6.7)	8.2	(1.4)
Provision (benefit) for income taxes	3.0	(3.3)	4.1	(0.6)
Net (loss) income	(7.0)%	(3.4)%	4.1%	(0.8)%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net Sales. Net sales includes revenue recognized from product sales, less estimates for returns and trade allowances. Net sales increased $3.2 million, or 20.4%, to $19.1 million for the three months ended September 30, 2012 from $15.9 million for the three months ended September 30, 2011. These results were driven by an increase in gross sales of $3.6 million, or 13.0%, and a decrease in our returns provision of $3.1 million, which was partially offset by an increase in trade spending of $3.4 million. The increase in gross sales was due to higher sales of color cosmetics and the new and expanded distribution of the skin care line.

Our provision for trade allowances with retailers increased $3.4 million, or 65.4%, to $8.7 million for the three months ended September 30, 2012 from $5.3 million for the three months ended September 30, 2011. The increase was primarily due to a $2.4 million increase in retail marketing and a $1.1 million increase in cooperative advertising, which resulted from our efforts to increase brand awareness and trial of our 2012 new products. Also contributing to the increase was a $542,000 increase in markdowns, partially offset by a $499,000 decrease in coupon expense and a $35,000 decrease in cash discounts and miscellaneous allowances.

Our provision for returns decreased $3.1 million, or 47.3%, to $3.4 million for the three months ended September 30, 2012 from $6.5 million for the three months ended September 30, 2011, primarily due to lower expected returns from retailers. Provision for returns as a percentage of net sales was 18.0% for the three months ended September 30, 2012 compared to 41.1% for the three months ended September 30, 2011.

During the three months ended September 30, 2012, our results included net sales of $2.3 million to our international customers compared to $2.0 million for the three months ended September 30, 2011. The increase in sales to international customers resulted primarily from our Australian and Canadian businesses.

Cost of Sales. Cost of sales increased $1.5 million, or 19.0%, to $9.5 million for the three months ended September 30, 2012 from $8.0 million for the three months ended September 30, 2011. The increase in cost of sales resulted primarily from higher gross sales.

Cost of sales as a percentage of net sales remained relatively consistent at 49.7% for the three months ended September 30, 2012 compared to 50.3% for the three months ended September 30, 2011.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.0 million, or 23.8%, to $10.3 million for the three months ended September 30, 2012 from $8.3 million for the three months ended September 30, 2011. The increase was primarily due to $1.3 million of transaction costs related to the Merger, a $1.3 million termination fee related to our decision to terminate our merger agreement with affiliates of Swander Pace Capital, a $183,000 increase in sales force and sales administrative expenses, a $102,000 increase in freight and warehouse costs and an $80,000 increase in corporate administrative costs, which were partially offset by a $726,000 decrease in marketing spend, a $174,000 decrease in realized and unrealized foreign currency exchange gains and a $107,000 decrease in stock-based compensation expense.

Interest Expense, Net. Interest expense, net, decreased $489,000, or 80.7%, to $117,000 for the three months ended September 30, 2012 from $606,000 for the three months ended September 30, 2011. The decrease was primarily due to the repayment of our senior subordinated note in November 2011 and a decrease in the average borrowings outstanding under our credit facility.

Other (Income) Expense. Other income was $11,000 for the three months ended September 30, 2012 compared to other expense of $43,000 for the three months ended September 30, 2011, which consisted of unrealized gains and losses related to investments held as part of our non-qualified deferred compensation plan.

Provision (Benefit) for Income Taxes. The provision for income taxes represents federal, state and local income taxes. For the three months ended September 30, 2012, the provision for income taxes was $571,000, representing an effective income tax rate of (74.1)%. The effective tax rate differed from the statutory rate for the three months ended September 30, 2012, as a result of fluctuations in permanent differences between book and taxable income projected for the year such as transaction related costs, the domestic production activities deduction and research and development credits resulting in a lower effective tax rate. For the three months ended September 30, 2011, the benefit for income taxes was $527,000, representing an effective income tax rate of 49.5%. The effective tax rate differed from the statutory rate for the three months ended September 30, 2011, as it was impacted by our forecasted pre-tax results for the year resulting in a higher effective tax rate for the quarter-to-date tax provision as well as fluctuations in permanent differences between book and taxable income such as the domestic production activities deduction, charitable contributions and research and development credits.

We incurred $2.6 million of transaction costs related to the potential sale of the Company pursuant to the Merger discussed in Note 10, Merger Agreement. For book purposes, these costs do not meet the criteria for inclusion in the purchase price and as such are expensed as incurred. For tax, these costs are not currently deductible pursuant to regulations promulgated under the Internal Revenue Code. The impact is an increase to our estimated annual effective tax rate of 17%. We currently expect that the Merger will be consummated and have treated the aforementioned costs as a permanent difference, thus increasing the effective tax rate in the current period. In the event the transaction is not consummated, these costs would be deductible and would decrease the rate accordingly.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net Sales. Net sales includes revenue recognized from product sales, less estimates for returns and trade allowances. Net sales increased $13.6 million, or 23.5%, to $71.4 million for the nine months ended September 30, 2012 from $57.9 million for the nine months ended September 30, 2011. These results were driven by an increase in gross sales of $16.0 million, or 17.0%, and a decrease in our returns provision of $3.4 million, which was partially offset by an increase in trade spending of $5.8 million. The increase in gross sales was due to higher sales of color cosmetics and the new and expanded distribution of the skin care line.

Our provision for trade allowances with retailers increased $5.8 million, or 23.3%, to $30.9 million for the nine months ended September 30, 2012 from $25.1 million for the nine months ended September 30, 2011. The increase was primarily due to a $4.0 million increase in retail marketing and a $2.1 million increase in cooperative advertising, which resulted from our efforts to increase brand awareness and trial of our 2012 new products. Also contributing to the increase was a $569,000 increase in markdowns and a $293,000 increase in cash discounts and miscellaneous allowances, partially offset by a $1.2 million decrease in coupon expense.

Our provision for returns decreased $3.4 million, or 29.7%, to $8.0 million for the nine months ended September 30, 2012 from $11.4 million for the nine months ended September 30, 2011, primarily due to lower expected returns from retailers. Provision for returns as a percentage of net sales was 11.2% for the nine months ended September 30, 2012 compared to 19.7% for the nine months ended September 30, 2011.

During the nine months ended September 30, 2012, our results included net sales of $8.6 million to our international customers compared to $7.3 million for the nine months ended September 30, 2011. The increase in sales to international customers resulted primarily from our Australian and Canadian businesses.

Cost of Sales. Cost of sales increased $5.0 million, or 16.8%, to $34.6 million for the nine months ended September 30, 2012 from $29.6 million for the nine months ended September 30, 2011. The increase in cost of sales resulted primarily from higher gross sales.

Cost of sales as a percentage of net sales improved to 48.5% for the nine months ended September 30, 2012 compared to 51.2% for the nine months ended September 30, 2011. The decrease in cost of sales as a percentage of net sales was due primarily to favorable product mix, reductions in manufacturing costs, lower air freight and increased product recoveries.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $3.4 million, or 12.4%, to $30.5 million for the nine months ended September 30, 2012 from $27.2 million for the nine months ended September 30, 2011. The increase was primarily due to $1.3 million of transaction costs related to the Merger, a $1.3 million termination fee related to our decision to terminate our merger agreement with affiliates of Swander Pace Capital, a $514,000 increase in freight and warehouse costs, a $510,000 increase in sales force and sales administrative expenses, a $433,000 increase in distribution costs and a $403,000 increase in corporate administrative costs, which were partially offset by a $744,000 decrease in marketing spend, a $247,000 decrease in stock-based compensation expense and a $115,000 decrease in realized and unrealized foreign currency exchange gains.

Interest Expense, Net. Interest expense, net, decreased $1.4 million, or 78.4%, to $395,000 for the nine months ended September 30, 2012 from $1.8 million for the nine months ended September 30, 2011. The decrease was primarily due to the repayment of our senior subordinated note in November 2011 and a decrease in the average borrowings outstanding under our credit facility.

Other (Income) Expense. Other income was $33,000 for the nine months ended September 30, 2012 compared to other expense of $30,000 for the nine months ended September 30, 2011, which consisted of unrealized gains related to investments held as part of our non-qualified deferred compensation plan.

Provision (Benefit) for Income Taxes. The provision for income taxes represents federal, state and local income taxes. For the nine months ended September 30, 2012, the provision for income taxes was $2.9 million, representing an effective income tax rate of 48.9%. The effective tax rate differed from the statutory rate for the nine months ended September 30, 2012, as a result of fluctuations in permanent differences between book and taxable income projected for the year such as transaction related costs, the domestic production activities deduction and research and development credits resulting in a higher effective tax rate. For the nine months ended September 30, 2011, the benefit for income taxes was $353,000, representing an effective income tax rate of 46.0%. The effective tax rate differed from the statutory rate for the nine months ended September 30, 2011, as it was impacted by our forecasted pre-tax results for the year resulting in a higher annual effective tax rate for the year-to-date tax provision as well as fluctuations in permanent differences between book and taxable income such as the domestic production activities deduction, charitable contributions and research and development credits.

We incurred $2.6 million of transaction costs related to the potential sale of the Company pursuant to the Merger discussed in Note 10, Merger Agreement. For book purposes, these costs do not meet the criteria for inclusion in the purchase price and as such are expensed as incurred. For tax, these costs are not currently deductible pursuant to regulations promulgated under the Internal Revenue Code. The impact is an increase to our estimated annual effective tax rate of 17%. We currently expect that the Merger will be consummated and have treated the aforementioned costs as a permanent difference, thus increasing the effective tax rate in the current period. In the event the transaction is not consummated, these costs would be deductible and would decrease the rate accordingly.

In evaluating whether a valuation allowance is required, we consider all available evidence, including prior operating results, the nature and reason for any losses, its forecast of future taxable income, and the reversal of deferred income tax liabilities. These assumptions require a significant amount of judgment, including estimates of future taxable income. These estimates are based on our best judgment at the time made based on current and projected circumstances and conditions. At September 30, 2012, we had net deferred tax assets of $4.6 million, excluding the deferred tax liability related to our trade names. In evaluating the likelihood that these deferred tax assets will be realized, we considered, among other factors, our pre-tax results in each of the past years, the reasons for any losses in those periods and the projected financial results for 2012 and 2013. As a result of this evaluation, we concluded that it was more likely than not that the deferred tax assets would be realized. If our business does not continue to be profitable in the near term as projected by management, we could be required to establish a non-cash valuation allowance against a portion or all of the deferred tax assets, which could adversely affect operating results and liquidity (as a result of potential non-compliance with certain financial covenants).

Liquidity and Capital Resources

Cash Flows

As of September 30, 2012, we had $5.4 million in cash and cash equivalents compared to $3,000 in cash and cash equivalents as of December 31, 2011. As of September 30, 2012, we had no balance outstanding and $14.6 million available for borrowing under our revolving credit facility. The significant components of our working capital are accounts receivable, inventories, deferred tax assets, net, accounts payable, trade allowances, sales returns reserve and revolving credit facility borrowings.

Operating Activities.  Cash provided by operating activities increased $7.8 million, or 165.3%, to $12.5 million for the nine months ended September 30, 2012 from $4.7 million for the nine months ended September 30, 2011. The net increase in cash provided by operating activities resulted primarily from improved operating results and favorable changes in net working capital, partially offset by lower net non-cash activities.

Days sales outstanding (“DSO”), as calculated on a trailing 4-month basis, increased 2.4 days to 51.4 days at September 30, 2012 from 49.0 days at September 30, 2011. We regularly reevaluate our customers’ ability to satisfy their credit obligations and record a provision for doubtful accounts based on such evaluations. As of September 30, 2012, we had $18.5 million of accounts receivable, net of which $9.2 million had not been collected as of October 31, 2012.

Our inventory turnover rate was an annualized 1.9 times per year for the nine months ended September 30, 2012, which is relatively consistent with our inventory turnover rate for the nine months ended September 30, 2011 of an annualized 1.8 times per year.

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

Based on the above process, our provision for slow moving and obsolete inventory was a benefit of $827,000 and an expense of $299,000 for the nine months ended September 30, 2012 and 2011, respectively. The decrease in our provision for obsolete and slow moving inventory for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was primarily due to higher liquidation sales and improved supply chain management.

Included in our inventory balance as of September 30, 2012 is excess and obsolete inventory with a net carrying amount of $5.0 million, which has been adjusted by reserves based on our assessment process noted above. Based on the factors identified above, we anticipate that we will be able to fully realize the value of our net inventory. However, our reserve for slow moving and obsolete inventory requires management to make assumptions and to apply judgment regarding forecasted consumer demand and sales trends. If estimates regarding consumer demand are inaccurate, we may need to increase our provision for slow moving and obsolete inventory which could adversely affect our operating results and liquidity.

Investing Activities.   Cash used in investing activities for the nine months ended September 30, 2012 was $1.9 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our manufacturing and distribution equipment and information technology infrastructure. Cash used in investing activities for the nine months ended September 30, 2011 was $3.3 million, which was primarily related to investments in retail permanent fixtures and capital expenditures for improvements to our information technology infrastructure.

Financing Activities.   Cash used in financing activities was $5.3 million for the nine months ended September 30, 2012 compared to cash provided by financing activities of $1.2 million for the nine months ended September 30, 2011. The increase in cash used in financing activities was primarily due to higher net payments on our revolving credit facility and term loan from Wells Fargo, partially offset by proceeds from the exercise of stock options.

Future Liquidity and Capital Needs. Our net working capital increased $5.1 million, or 21.4%, to $28.9 million as of September 30, 2012 from $23.8 million as of December 31, 2011. We anticipate that requirements for working capital will increase during the fourth quarter of 2012, when we typically experience higher inventory levels as we produce new products for shipment in the first quarter of the following year. We have budgeted capital expenditures of $4.0 million for 2012 for several key projects, including $2.4 million in investments in retail permanent fixtures and $1.6 million of property and equipment expenditures. We incurred $1.0 million for investments in retail permanent fixtures and $488,000 for property and equipment expenditures for the nine months ended September 30, 2012. We believe that our cash flows from operations and funds from our senior credit agreements will provide adequate funds for our working capital needs and planned capital expenditures for at least the next twelve months. No assurance can be given, however, that this will be the case.

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

We used the entire proceeds from the Term Loan in addition to monies from the existing revolving credit facility to repay in full all outstanding borrowings, interest, prepayment fees, and any other amounts due and owing under our senior subordinated note with Mill Road Capital, L.P. (“Mill Road”) on November 10, 2011. The Term Loan bears interest at a rate equal to the three-month LIBOR plus 3.5%. The Term Loan is payable in 48 monthly equal installments of $83,333, beginning on the first day of the first calendar month after the funds were disbursed. As of September 30, 2012 and December 31, 2011, there was $3.2 million and $3.9 million outstanding under the Term Loan, respectively, at interest rates of 3.88% and 4.13%, respectively. Scheduled maturities of the Term Loan as of September 30, 2012 were $250,000 for the remainder of 2012, $1.0 million for 2013, $1.0 million for 2014 and $917,000 for 2015.

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

As amended, the Credit Agreement requires that we maintain a monthly minimum book net worth in amounts per month ranging from $48.0 million to $50.0 million, as applicable.  The Credit Agreement defines “book net worth” as our stockholders’ equity, determined in accordance with GAAP and calculated without regard to any change in the valuation of goodwill and intangible assets made in accordance with ASC 350, Intangibles–Goodwill and Other (“ASC 350”).  The Credit Agreement also requires us to maintain a minimum Adjusted EBITDA each fiscal quarter for the twelve month period ended September 30, 2012, December 31, 2012 and March 31, 2013 of no less than $5.5 million, $7.0 million and $7.0 million, respectively, and at least $1 for each two consecutive calendar quarter period, commencing with the quarter ending March 31, 2011. In addition, we are required to comply with a maximum leverage ratio, which is borrowed money of Physicians divided by Adjusted EBITDA, of not greater than 2.0 to 1.0 as of September 30, 2012, December 31, 2012 and March 31, 2013. The Credit Agreement defines “Adjusted EBITDA” as our consolidated net income, calculated before (i) interest expense, (ii) provision (benefit) for income taxes, (iii) depreciation and amortization expense, (iv) gains arising from the write-up of assets, (v) any extraordinary gains, (vi) stock-based compensation expenses, (vii) changes resulting from the valuation of goodwill and intangible assets made in accordance with ASC 350, (viii) changes resulting from foreign exchange adjustments arising from a revaluation of assets subject to foreign currency revaluation and (ix) provisions arising from adjustments to our inventory reserves for obsolete, excess, or slow moving inventory.

We are also required to comply with certain negative covenants, including limitations on our ability to: incur other indebtedness and liens; make certain investments, loans or advances; guaranty indebtedness; pay cash dividends from Physicians, except in an amount up to $100,000 to allow us to pay ordinary course expenses; sell assets; suspend operations; consolidate or merge with another entity; enter into sale-leaseback arrangements; enter into unrelated lines of business or acquire assets not related to the business; or make capital expenditures in excess of $5.5 million for the year ending December 31, 2012. As of September 30, 2012 and December 31, 2011, we were in compliance with the covenants contained in the Credit Agreement.

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

As of September 30, 2012, there was no balance outstanding under the revolving credit facility. As of December 31, 2011, there was $4.7 million outstanding under the revolving credit facility at an interest rate of 3.38%. As of September 30, 2012 and December 31, 2011, there were no outstanding letters of credit and $14.6 million and $10.5 million available under the revolving credit facility, respectively. Because the revolving credit facility contains a lock-box feature described above, whereby remittances made by customers to the lock-box repays the outstanding obligation under the revolving credit facility, in accordance with ASC 470-10-45, Debt–Other Presentation, we classified the above outstanding amount under the revolving credit facility as a current liability in the accompanying condensed consolidated balance sheets.

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

As required by the Note Agreement, on April 30, 2010, we entered into a Common Stock Purchase Warrant agreement with Mill Road pursuant to which warrants have been issued entitling Mill Road to purchase 650,000 shares of our common stock. The warrants have an exercise price equal to $0.25 per share and expire on April 30, 2017. Upon issuance of the warrants, Mill Road beneficially owned 2,516,943 shares of our common stock and warrants to purchase 650,000 shares of common stock, representing aggregate beneficial ownership of 3,166,943 shares (approximately 22%) of our common stock. As of September 30, 2012, no warrants have been exercised.

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

Off-Balance Sheet Transactions

As of September 30, 2012 and December 31, 2011, we had no off-balance sheet arrangements or obligations.

Forward-Looking Statements

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In some cases, forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Such forward-looking statements are based on current expectations, estimates and projections about our industry, management's beliefs and assumptions made by management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2011 and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q, including (1) the risk that the Merger may not be consummated within the expected time period or at all; (2) Merger may involve unexpected costs, liabilities or delays; (3) our business may suffer as a result of uncertainty surrounding the Merger; (4) the outcome of any legal proceedings related to the Merger; (5) the Company may be adversely affected by other economic, business, and/or competitive factors; (6) the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, especially as consummation of the Merger is getting delayed; (7) risks that the Merger disrupts current plans and operations and the potential difficulties in employee retention as a result of the Merger; and (8) other risks to consummation of the Merger. If the Merger is consummated, stockholders will cease to have any equity interest in the Company and will have no right to participate in its earnings and future growth. Unless otherwise required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II.

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To our knowledge, as of November 13, 2012, three stockholder class action lawsuits are pending asserting claims against our company and the members of our board of directors in connection with the Merger. We believe that these lawsuits are without merit and intend to defend them vigorously.

Continuum Capital vs. Ingrid Jackel, et al., Case No. BC492325, was filed in Los Angeles County Superior Court for the State of California.  This lawsuit asserts generally that the members of our board of directors breached their fiduciary duties to maximize stockholder value in the Merger, and as a result our stockholders will not receive adequate or fair value for their shares of common stock in the Merger. This lawsuit also asserts that the members of our board of directors breached their fiduciary duties of disclosure by concealing material information in our filings with the SEC regarding the Merger.  This lawsuit further asserts that our company and Markwins and MergerSub aided and abetted those breaches of duty.  The complaint seeks, among other relief, an order enjoining the consummation of the Merger, rescission of the Merger if it is consummated, other damages in an unspecified amount and an award of attorneys' fees and expenses of litigation.  On October 16, 2012, the Court entered an order staying the action until a case management conference set for January 18, 2013.

In re Physicians Formula Holdings, Inc. Shareholder Litigation, Consolidated Case No. 7794-VCL, was filed in the Court of Chancery of the State of Delaware.  This lawsuit, which is a consolidation of two lawsuits previously filed (Bushansky v. Physicians Formula Holdings, Inc., et al. and L2 Opportunity Fund v. Charles Hinkaty, et al.) asserts generally that the members of our board of directors breached their fiduciary duties to maximize stockholder value in the Merger and the merger agreement we previously entered into with affiliates of Swander Pace Capital, and as a result our stockholders will not receive adequate or fair value for their shares of common stock in the Merger.  This lawsuit also asserts that the members of our board of directors breached their fiduciary duties of disclosure by concealing material information in our filings with the SEC regarding the Merger.  The complaint seeks, among other relief, an order enjoining the consummation of the Merger, rescission of the Merger if it is consummated, other damages in an unspecified amount and an award of attorneys' fees and expenses of litigation.  On October 19, 2012, the Court denied plaintiffs' motion for expedited discovery and a preliminary injunction.  On November 13, 2012, defendants filed their answer to the amended complaint, generally denying plaintiffs' allegations of wrongdoing and asserting various affirmative defenses.  Discovery is proceeding.  No trial date has been set.

Hutton v. Charles Hinkaty, et al., Case No. 3:12-CV-02533-LAB-DHB, was filed in the United States District Court for the Southern District of California.  This lawsuit asserts that the company and members of our board of directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties of disclosure by concealing material information in our filings with the SEC regarding the Merger.  This lawsuit further asserts that our company and Markwins and MergerSub aided and abetted those breaches of duty.  The time for defendants to answer or move against the complaint has not yet expired.  By operation of the Private Securities Litigation Reform Act of 1995, all discovery and other proceedings in the action are stayed pending a motion to dismiss.

The outcome of these cases (and any other litigation that may be filed related to the Merger) is uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to us, including any costs associated with the indemnification of our directors and officers.

We are also involved in various lawsuits in the ordinary course of business. In management’s opinion, the ultimate resolution of these matters will not result in a material impact to our condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

The discussion below sets forth additional risk factors and other changes to our risk factors as disclosed in Part I, Item 1A “Risk Factors” of our annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2011. There have been no other material changes to our risk factors as disclosed in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2011. The factors discussed herein are not exhaustive. Therefore, the factors contained herein should be read together with other reports and documents that we file with the SEC from time to time, which may supplement, modify, supersede or update the factors listed in this Quarterly Report on Form 10-Q.

Risks Related to the Merger

The announcement and pendency of our agreement to be acquired by Markwins International Corporation could adversely affect our business.

On September 26, 2012, we entered into the Merger Agreement with Markwins and Merger Sub, a wholly-owned subsidiary of Markwins, pursuant to which, and subject to the conditions thereof, MergerSub will merge with and into our company, with our company continuing as the surviving corporation of the Merger. If the Merger is completed, we will become a wholly-owned subsidiary of Markwins and our stockholders will be entitled to receive $4.90 in cash, without interest and less any applicable withholding tax, for each share of our common stock owned by them as of the effective time of the Merger. At the special stockholders' meeting held on November 8, 2012, our stockholders adopted the Merger Agreement, however, as of November 14, 2012, the Merger has not been completed. Although we will continue to operate as a separate entity until the transaction closes, we have made certain representations and warranties related to our business and operations and have agreed to specified restrictive covenants in the Merger Agreement, including covenants relating to the conduct of our business between the date of the Merger Agreement and the closing of the Merger. Our growth could be affected as the time period before we can consummate the Merger increases. In addition, events, changes or other circumstances could occur that give rise to the termination of the Merger Agreement. Also, the attention of our management and employees may be directed to transaction-related considerations and may be diverted from the day-to-day operations of our business. Our employees may also experience prolonged uncertainty about their future roles with us, which might adversely affect our ability to retain and hire key personnel and other employees while the consummation of the Merger is pending. The announcement and pendency of the Merger and the delay in the consummation of the Merger, could also cause disruptions in our business, including affecting our relationship with our customers, vendors and suppliers, which could have a material adverse effect on our business, financial results and operations.

The failure to complete the Merger could materially adversely affect our business.

There is no assurance that our acquisition by Markwins will occur. We are subject to several risks if the proposed Merger is not completed, including:

•	the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed;

•
as set forth in the Merger Agreement, we may be required to pay Markwins a termination fee of $1.5 million if the Merger Agreement is terminated under certain circumstances. The payment of such fee may have a material adverse impact on our financial condition;

•	a failure to complete the Merger may result in negative publicity and a negative impression of us in the investment community or with customers, potential customers, partners and vendors;

•	certain costs related to the Merger, including the fees and/or expense of our legal and accounting advisors, must be paid even if the Merger is not completed;

•	shareholder lawsuits have been and may be filed against us in connection with the Merger.

Pending litigation against us could result in an injunction preventing the completion of the Merger or a judgment resulting in the payment of damages in the event the Merger is completed.

To our knowledge, as of November 13, 2012, three stockholder class action lawsuits are pending asserting claims against our company and the members of our board of directors in connection with the Merger. See ITEM 1. LEGAL PROCEEDINGS, above. The outcome of these cases (and any other litigation that may be filed related to the Merger) is uncertain. If a dismissal is not granted or a settlement is not reached, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to us, including any costs associated with the indemnification of our directors and officers. Other of our stockholders may also file additional lawsuits against us and/or our directors and officers in connection with the Merger.

ITEM 6.  EXHIBITS

Exhibit Number	Description
10.1
Agreement and Plan of Merger dated August 14, 2012, by and among Physicians Formula Holdings, Inc., a Delaware corporation, Physicians Formula Merger Sub, Inc., a Delaware corporation, and Physicians Formula Superior Holdings, LLC, a Delaware limited liability company (incorporated by reference to the registrant's Current Report on Form 8-K filed on August 15, 2012).

10.2
Agreement and Plan of Merger dated September 26, 2012, by and among Physicians Formula Holdings, Inc., a Delaware corporation, Markwins International Corporation, a California corporation, and Markwins Merger Sub, Inc., a Delaware corporation (incorporated by reference to the registrant's Current Report on Form 8-K filed on September 27, 2012).

31.1*	Certification by Ingrid Jackel, Chief Executive Officer.
31.2*	Certification by Leslie H. Keegan, Senior Vice President of Finance.
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following materials from Physicians Formula Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Physicians Formula Holdings, Inc.

/s/ Ingrid Jackel
Date: November 14, 2012	By: Ingrid Jackel
Chief Executive Officer (principal executive officer)

/s/ Leslie H. Keegan
Date: November 14, 2012	By: Leslie H. Keegan
Senior Vice President of Finance (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number
Description
10.1
Agreement and Plan of Merger dated August 14, 2012, by and among Physicians Formula Holdings, Inc., a Delaware corporation, Physicians Formula Merger Sub, Inc., a Delaware corporation, and Physicians Formula Superior Holdings, LLC, a Delaware limited liability company (incorporated by reference to the registrant's Current Report on Form 8-K filed on August 15, 2012).

10.2
Agreement and Plan of Merger dated September 26, 2012, by and among Physicians Formula Holdings, Inc., a Delaware corporation, Markwins International Corporation, a California corporation, and Markwins Merger Sub, Inc., a Delaware corporation (incorporated by reference to the registrant's Current Report on Form 8-K filed on September 27, 2012).

31.1	Certification by Ingrid Jackel, Chief Executive Officer.
31.2	Certification by Leslie H. Keegan, Senior Vice President of Finance.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from Physicians Formula Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements.